Form 10QSB/A
period 1999-06-30
AMERICAS POWER PARTNERS INC
filed 1999-10-19
CIK 1072568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                             AMENDMENT TO FORM 10 QSB

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

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
    50,000,000 shares authorized,
     1,228,000 shares outstanding;

    1,105,200 shares issued at
     $.0038                          $4,200
     122,800 shares issued by gift     0.00

   Issued and Outstanding            $4,200

   Deficit accumulated during the
     development stage              (11,925)

       Total equity                                   $(7,725)

       Total liabilities and equity                                 $     0


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

          None

ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             Form 8-K Filed August 26, 1999

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


                         OAK BROOK CAPITAL II, INC.

                         /s/ Mark T. Thatcher

DATE: October 18, 1999   By:    MARK T./ THATCHER
                         Name:  MARK T. THATCHER
                         Title: President

