Form 10QSB
period 1999-09-30
AMERICAS POWER PARTNERS INC
filed 1999-11-16
CIK 1072568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 1999

            Commission file Number                   0-24989


                          AMERICAS POWER PARTNERS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                0-24989                                05-0499526
        (Commission File Number)         (I.R.S. Employer Identification Number)

   105 East First Street, Hinsdale, IL                   60521
(Address of Principal Executive Offices)               (Zip code)


                                  (630) 325-9101
             (Registrant's Telephone Number, Including Area Code)


                               CHUHAK &TECSON, P.C.
                      225 WEST WASHINGTON STREET, SUITE 1300
                              CHICAGO, IL 60606-3418
             ---------------------------------------------------
                     (Name and Address of agent for service)

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

Common Stock, $.001 Par Value - 8,769,694 shares as of
September 30, 1999.


             ---------------------------------------------------

                           FORWARD LOOKING STATEMENTS

             ---------------------------------------------------

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAS POWER PARTNERS, INC. (HEREINAFTER REFERRED TO AS "APPI"AND/OR "COMPANY" AND/OR "REGISTRANT") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF APPI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS
ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS
AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT
FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-QSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAS POWER PARTNERS, INC.

                            FINANCIAL STATEMENTS

                         FOR THE THREE MONTHS ENDED

                      SEPTEMBER 30, 1999 AND THE PERIOD

                       FROM JANUARY 27, 1998 (DATE OF

                      INCEPTION) TO SEPTEMBER 30, 1999

November 2, 1999

Americas Power Partners, Inc.
Hinsdale, Illinois


We have compiled the accompanying balance sheet of Americas Power Partners, Inc. (a development stage company) as of September 30, 1999, and the related statements of operations, changes in stockholders' equity and retained earnings (deficit) accumulated during the development stage, and cash flows for the three months then ended and for the period from January 27, 1998 (date of inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the financial statements, the Company has incurred considerable cost in organizing its business and establishing itself in the marketplace during the development stage. Its ability to remain viable depends on a combination of generating revenue before exhausting its present investment stake and/or its ability to obtain additional capital. Management's plans in regard to these matters are described in Note #2 and Note #4. The financial statements do not contain any adjustments which may result from the outcome of this uncertainty.

                                 EXHIBIT A
                       Americas Power Partners, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET
                            September 30, 1999
                   (See Accountants' Compilation Report)


                                   ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                  $    151,714
 Stock Subscriptions Receivable                      100

          Total Current Assets              $    151,814


OTHER ASSET
 Security Deposit                                  7,770

          TOTAL ASSETS                      $    159,584

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                           $    100,170
 Loan Payable - MPI Ventures                      57,000

          Total Current Liabilities         $    157,170

STOCKHOLDERS' EQUITY
     Common Stock, no par value
      40,000,000 Shares Authorized
      8,869,694 issued and outstanding         1,012,700
     Preferred Stock, $100 par value,
      10,000,000 Shares Authorized                     -
     Deficit Accumulated During the
      Development Stage                       (1,010,286)

          Total Stockholders' Equity               2,414

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $    159,584

                                 EXHIBIT B
                       Americas Power Partners, Inc.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
         For the Three Months ended September 30, 1999 and for the Period From January 27, 1998 (Date of Inception) to September 30, 1999
                  (See Accountants' Compilation Report)


                                       Three Months        January 27, 1998
                                       ended               (Date of Inception)
                                       September 30, 1999  To September 30, 1999

Revenue
 Interest Income                       $          997      $        2,699

Expenses
 Consulting Fees - Management                 124,000             371,734
 Consulting Fees - Investment Banking          93,993             131,766
 Consulting Fees - Engineering                      -              49,143
 Consulting Fees - Other                       33,104              64,473
 Legal Fees                                   115,217             185,986
 Other Professional Fees                       31,599              31,599
 Public Relations                               2,379              60,212
 Miscellaneous Office Expense                  40,807              95,872
 Rent                                           7,200              22,200

          Total Expenses                      448,299           1,012,985


          NET LOSS                      $    (447,302)     $   (1,010,286)

                                 EXHIBIT D
                       Americas Power Partners, Inc.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
         For the Three Months ended September 30, 1999 and for the
   Period From January 27, 1998 (Date of Inception) to September 30, 1999
                   (See Accountants' Compilation Report)


                                        Three Months       January 27, 1998
                                        ended              (Date of Inception)
                                        September 30, 1999 to September 30, 1999
Cash Flows from Operating Activities:
 Net (Loss)                             $    (447,302)     $ (1,010,286)
 Adjustments to Reconcile Net Income to
 Net Cash Provided by
  Operating Activities:
   Pre-Merger Costs Incurred by
    Original Corporation                        4,200             4,200
   Change in Accounts Payable                 (17,322)          100,170
   Total Adjustments                          (13,122)          104,370

   Net Cash (Used) by
    Operating Activities                     (460,424)         (905,916)

Cash Flow from Investing Activities:
 Increase in Security Deposit                  (7,770)           (7,770)

   Net Cash (Used) by
    Investing Activities                       (7,770)           (7,770)

Cash Flow from Financing Activities:
 Proceeds from Issuance of Common Stock       256,250         1,008,400
 Proceeds of Related Party Loan                57,000            57,000

   Net Cash Provided by
    Financing Activities                      313,250         1,065,400

Net Increase (Decrease) in Cash and
 Cash Equivalents                            (154,944)          151,714

Cash and Cash Equivalents, Beginning          306,658                 -
Cash and Cash Equivalents, Ending       $     151,714      $    151,714

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)     Nature of the Business

Americas Power Partners, Inc. (the Company) has been in the development stage since its inception on January 27, 1998. The Company was formed to develop, optimize, own and operate power plant systems (steam, electric, compressed air, water, waste water and condensate return) for industrial and commercial clients. The Company has formed strategic alliances with two recognized energy companies in the areas of power plant optimization, operations and maintenance, fuel supply, and electric power marketing. These two strategic relationships bring key skill sets to the development process, as well as a steady flow of project opportunities from their established client base. The Company will generate revenue primarily from fees produced from structuring and financing these energy projects.

The company is prepared to participate in the private energy market through two distinct avenues, namely, financing upgrades, or purchasing powerhouse assets and selling utilities back to clients through long-term contracts.

     (b)     Method of Accounting

Assets, liabilities, revenues and expenses are recognized on the accrual basis method of accounting.

     (c)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     (d)     Cash Equivalents

The Company considers all short-term investments in interest-bearing accounts, securities, and other instruments with an original maturity of three months or less to be cash equivalents.

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (e)     Income taxes

Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

     (f)     Business Combinations

     Business combinations are accounted for as a pooling of interest.

     (g)     Advertising

          The costs of advertising are charged to expense as incurred.

2.     GOING CONCERN

These financial statements have been prepared under the assumption the Company will continue its development stage activities and eventually emerge as a going concern. This assumption is conditioned on the Company's ability to generate revenue before exhausting its original capital stake, and/or attracting additional capital. Although no revenue producing contracts have been signed, management is confident that this risk will be ameliorated because the Company has over twenty five separate projects being negotiated in stages ranging from letters of intent all the way to final contract proposal with a "Fortune 200" Company. As described in Note #4, management has also taken steps to respond to the second risk.

3.     RELATED PARTIES

The Company has a contract with a management consulting firm owned by two of the Company's management employees, and outside consulting contracts with three of the management employees providing for payment of fees for acquiring, negotiating, and financing of contracts associated with the Company's mission, as well as for developing access to sources of capital. The contract commences April 24, 1999 and runs for two years, with an option to renew for an additional two years. Under these agreements, the Company has accrued a liability of $75,000 on September 30, 1999, with became due as a result of the merger described in Note 4.

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999

3.        RELATED PARTIES (CONTINUED)

The contract also calls for payment of monthly consulting fees of $15,000 throughout the term of the contract. The following is a schedule of minimum consulting fees required under the contract as of September 30, 1999.

                           Year ending
                           September 30         Amount

                           2000                 $  180,000
                           2001                    180,000
                           2002                    180,000
                           2003                     90,000
                                                $  630,000

During the three months ended September 30, 1999, and for the period from January 27, 1998 (inception) through September 30, 1999 the Company incurred consulting fees and other expenses related to the management company as follows:

                               Three Months Ended          January 27,1998 to
                               September 30, 1999          September 30, 1999

     Consulting Fees           $      45,000               $    175,833

     Fees Relating to Merger          75,000                    150,000

     Reimbursed Expenses              33,104                    168,811

     TOTAL                     $     153,104               $    494,644

In addition, the related management consulting firm has advanced funds to the Company for working capital. The advances are non-interest bearing, unsecured, and payable on demand. As of September 30, 1999 the balance of funds advanced is $57,000.

4.     MERGER

On August 17, 1999, the Company completed a merger with Oak Brook Capital II, Inc., ("OBC") a fully reporting 1934 Act public SEC shell company, which immediately thereafter changed its name to Americas Power Partners, Inc. The merger was done specifically to enhance the Company's ability to have several options for future capital formation and to aid in attracting additional key employees. The NASD 15c211 disclosure form has been filed with the National Association of Securities Dealers (NASD) and the Company is expecting to begin OTC trading before the end of the calendar year.

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999

4.     MERGER (CONTINUED)

The merger is accounted for as a pooling of interests. At the time of the merger, OBC had no assets and liabilities. The entity had no revenue and incurred expenses of $4,200. All other revenue and expenses up to the date of combination were incurred by the original Americas Power Partners, Inc. OBC's authorized capital consisted of 40,000,000 shares of common stock, no par value, and 10,000,000 shares of $100 par value preferred stock.

Upon completion of the merger, OBC changed it's name to Americas Power Partners, Inc., and issued 10,000 shares of common stock for each share of the former Americas Power Partners, Inc. then outstanding. All shares of the former Americas Power Partners were then retired.

Certain shareholders hold their stock pursuant to subscription agreements dated May 4, 1999 which stipulated that their percentage ownership of the Company will be non-dilatable until the completion of the initial capital raise of $2,000,000 or twelve (12) months, whichever comes first. 7,539,194 shares of no par value common stock were issued.

The Company is currently negotiating a private placement of a $4 million convertible preferred stock issue with an institutional investor.

5.     LEASE COMMITMENTS

The Company leases a vehicle under an operating lease which expires on May, 2003. In addition, on September 22, 1999, the Company entered into a two year, noncancelable operating lease for office space. The lease provides for certain base rent, and additional rental payments for real estate taxes. There is an option to renew the lease for an additional two years at an increased monthly rental. The following is a schedule of minimum rental payments required under the above operating leases as of September 30, 1999.

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999

5.     LEASE COMMITMENTS (CONTINUED)

                                         Year Ending
                                         September 30,       Amount

                                         2000                $   39,833
                                         2001                    42,833
                                         2002                    44,804
                                         2003                    44,396
                                         2004                     3,298

                                         Total               $  175,164


Total rent expense paid for the three months ended September 30, 1999, and from January 27, 1998 (inception) to September 30, 1999 was $623 and $1,871, respectively.

6.     INCOME TAXES

Deferred tax assets are recognized for operating losses that are available to offset future taxable income. A valuation allowance is established to reduce the deferred tax asset to the amount that will, more likely than not, be realized. The Company's deferred tax assets and deferred tax valuation allowance on September 30, 1999 are as follows:

          Total deferred tax assets     $361,900

          Less valuation allowance       361,900

          Net deferred tax assets     $        -


During the three months ended September 30, 1999 the Company's valuation allowance was increased by $138,900. The allowance is necessary due to uncertainty about the Company's ability to utilize all of the loss carryforwards before they expire.

The income tax provision for the three months ending September 30, 1999, is as follows:

     Current                           $             -

     Deferred                                 (138,900)

     Increase in Valuation allowance           138,900

     Total                             $             -

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1999


6.     INCOME TAXES (CONTINUED)

As September 30, 1999 the Company has net operating loss carryforwards of $562,984. If not used, these loss carryforwards will expire in twenty (20) years.

Income taxes paid for both the three months ended September 30, 1999, and the period from January 27, 1998 (inception) to September 30, 1999, were $0.

7.     CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances in one financial institution located in Hinsdale, Illinois. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceed these insured limits from time to time.

                           Americas Power Partners, Inc.
                                     EXHIBIT C
                           (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity and
       Retained Earnings (Deficit) Accumulated During the Development Stage
             For the Three Months Ended September 30, 1999 and for the
      Period From January 27, 1998 (Date of Inception) to September 30, 1999
                       (See Accountants' Compilation Report)


                                                                                               Deficit
                                                                                               Accumulated
                                                         Shares                                During the
                                      Date of            Issued and          Paid-In           Development       Stockholders'
                                      Transaction        Outstanding         Capital           Stage             Equity

Balance - January 27, 1998

Common Stock (No Par Value)
  of Americas Power Partners, Inc.    January 27, 1998          709.7500     $        100                        $         100

Common Stock (No Par Value)
  of Oak Brook Capital II, Inc.                                1,228,000            4,200                                4,200


Sale of 4.87% of Stock for Cash       May 4, 1999                44.1694          752,150                              752,150

Net (Loss) from January 27, 1998
  (Date of Inception) to
   June 30, 1999                      June 30, 1999        _____________     ____________            (562,984)        (562,984)


Balance-June 30, 1999                                     1,228,753.9194          756,450            (562,984)         193,466

Common Stock (No Par Value)
  Retired at Time of Merger           August 17, 1999          (753.9194)

Common Stock (No Par Value)
  Issued at Time of Merger            August 17, 1999          7,539,194

Sale of Stock for Cash                July 20, 1999                2,500            6,250                                6,250
($2.50 per Share)                     September 15, 1999          80,000          200,000                              200,000

                                      September 21, 1999          10,000           25,000                               25,000
                                      September 29, 1999          10,000           25,000                               25,000

Net (Loss) for the Three Months
  ended September 30, 1999            September 30, 1999   _____________       __________            (447,302)        (447,302)

Balance-September 30, 1999                                     8,869,694       $1,012,700         $(1,010,286)       $   2,414


The accompanying notes are an integral  part of this statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                            AMERICAS POWER PARTNERS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 1999

=====================================
NINE MONTHS ENDING SEPTEMBER 30, 1999
=====================================

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 1999, reflects a total asset value of $159,584. The Company currently has no line of credit.

Results of Operations

     During the period from January 1, 1998 (inception) through
September 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of
1934, as amended, for a period of approximately one year.   There is no
assurance, however, that the available funds will ultimately prove to be adequate to allow it to fully execute its business plan, and, the Company's needs for additional financing are likely to increase substantially.

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

          None


ITEM 3.  Defaults Upon Senior Securities

          None


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On August 17, 1999, the Company completed a merger with Oak Brook Capital II, Inc., ("OBC") a fully reporting 1934 Act public SEC shell company, which immediately thereafter changed its name to Americas Power Partners, Inc. The merger was done specifically to enhance the Company's ability to have several options for future capital formation and to aid in attracting additional key employees. The NASD 15c211 disclosure form has been filed with the National Association of Securities Dealers (NASD) and the Company is expecting to begin OTC trading before the end of the calendar year.

          Upon completion of the merger, OBC changed it's name to Americas Power Partners, Inc., and issued 10,000 shares of common stock for each share of the former Americas Power Partners, Inc. then outstanding. All shares of the former Americas Power Partners were then retired.

          Certain shareholders hold their stock pursuant to subscription agreements dated May 4, 1999 which stipulated that their percentage ownership of the Company will be non-dilatable until the completion of the initial capital raise of $2,000,000 or twelve (12) months, whichever comes first. 7,539,194 shares of no par value common stock were issued.

          The Company is currently negotiating a private placement of a $4 million convertible preferred stock issue with an institutional investor.


ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             -Filed on October 26, 1999, Item 1 and 2, Change of Control,
              Plan of Merger.

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


                         AMERICAS POWER PARTNERS, INC.

                         /s/ David Pequet

DATE: November 15, 1999  By:    DAVID PEQUET
                         Name:  DAVID PEQUET
                         Title: Chairman

