Form 10QSB
period 1999-12-31
AMERICAS POWER PARTNERS INC
filed 2000-02-22
CIK 1072568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           December 31, 1999

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

Common Stock, $.001 Par Value - 8,397,694 shares as of
December 31, 1999.


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAS POWER PARTNERS, INC.

                            FINANCIAL STATEMENTS

                          FOR THE SIX MONTHS ENDED

                             DECEMBER 31, 1999

                                 EXHIBIT A
                       Americas Power Partners, Inc.
                               BALANCE SHEET
                             December 31, 1999


                                   ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                  $    146,758
 Prepaid Expense                                  34,539
 Stock Subscriptions Receivable                      100

          Total Current Assets              $    181,397

PROPERTY AND EQUIPMENT
 Computer Equipment                               22,674
 Less: Accumulated Depreciation                     (527)

          Total Property and Equipment            22,147

OTHER ASSET
 Security Deposit                                 13,710

          TOTAL ASSETS                      $    217,254

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Maturities of Capital Leases       $      6,701
 Accounts Payable                                134,068
 Accrued Expenses                                125,282
 Investor Advances                               250,000
 Advances-Related Parties                         67,000

          Total Current Liabilities         $    583,051

CAPITAL LEASES--NET OF CURRENT MATURITIES         14,095

STOCKHOLDERS' EQUITY
     Common Stock, no par value
      40,000,000 Shares Authorized
      8,397,694 issued and outstanding         1,132,700
     Preferred Stock, $100 par value,
      10,000,000 Shares Authorized                     -
     Deficit Accumulated During the
      Development Stage                       (1,512,592)

          Total Stockholders' Equity            (379,892)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $    217,254

                                 EXHIBIT B
                        Americas Power Partners, Inc.

                          STATEMENTS OF OPERATIONS
                 For the Six Months ended December 31, 1999


                                       Six Months
                                       ended
                                       December 31, 1999

Expenses
 Consulting Fees - Management          $      270,000
 Consulting Fees - Investment Banking         120,000
 Consulting Fees - Other                       48,048
 Depreciation                                     527
 Insurance                                      7,774
 Fringe Benefits                                6,985
 Legal Fees                                   146,868
 Other Professional Fees                       52,609
 Payroll Taxes                                  3,927
 Public Relations                               9,609
 Miscellaneous Office Expense                 100,288
 Rent                                          16,022
 Wages and Salaries                           162,667

          Total Expenses                      945,324

OTHER (INCOME)/EXPENSE
 Interest Income                               (1,262)
 Interest Expense                               1,346

          Total Other (Income)/Expense             84

          NET LOSS                      $    (945,408)

                           Americas Power Partners, Inc.
                                     EXHIBIT C
                 Statements of Changes in Stockholders' Equity and
       Retained Earnings (Deficit) Accumulated During the Development Stage
                    For the Six Months Ended December 31, 1999

                                                         Shares
                                      Date of            Issued and          Paid-In           Retained          Stockholders'
                                      Transaction        Outstanding         Capital           Deficit             Equity


Balance-July 1, 1999                                     1,228,753.9194          756,450            (567,184)         189,266

Correction of Americas Power
  Partners' Shares Issued             January 27, 1998    (210,000)

Balance-July 1, 1999-as Restated                         1,228,543.9194

Common Stock (No Par Value)
  Retired at Time of Merger           August 17, 1999         (543.9194)

Common Stock (No Par Value)
  Issued at Time of Merger            August 17, 1999    5,439,194

Issuance of shares as incentive
  bonuses                             July 22, 1999      1,275,000
                                      October 1, 1999       30,000
                                      October 1, 1999      275,000

Sale of Stock for Cash                July 20, 1999          2,500            6,250                                6,250
($2.50 per Share)                     September 15, 1999    80,000          200,000                              200,000
                                      September 21, 1999    10,000           25,000                               25,000
                                      September 29, 1999    10,000           25,000                               25,000
                                      November 3, 1999      10,000           25,000                               25,000
                                      December 9, 1999      20,000           50,000                               50,000
                                      December 31, 1999     18,000           45,000                               45,000
Net (Loss) for the Six Months
  ended December 31, 1999             December 31, 1999  _________       __________            (945,408)        (945,408)

Balance-December 31, 1999                                8,397,694       $1,132,770         $(1,512,592)       $(379,892)


                                 EXHIBIT D
                       Americas Power Partners, Inc.
                         STATEMENTS OF CASH FLOWS
                For the Six Months ended December 31, 1999



                                        Six  Months
                                        ended
                                        December 31, 1999
Cash Flows from Operating Activities:
 Net (Loss)                             $    (945,408)
 Adjustments to Reconcile Net Income to
 Net Cash Provided by
  Operating Activities:
   Depreciation and Amortization                  527
   Change in Prepaid Expense                   (2,352)
   Change in Accounts Payable                  16,576
   Change in Accrued Expenses                 100,000
   Change in Investor Advances                250,000
   Total Adjustments                          364,751

   Net Cash (Used) by
    Operating Activities                     (580,657)

Cash Flow from Investing Activities:
 Increase in Security Deposit                 (13,710)

   Net Cash (Used) by
    Investing Activities                      (13,710)

Cash Flow from Financing Activities:
 Proceeds from Issuance of Common Stock       376,250
 Proceeds of Related Party Loans               67,000
 Principal Payments on Insurance Financing     (6,905)
 Principal Payments on Long-Term Debt          (1,878)

   Net Cash Provided by
    Financing Activities                      434,467

Net Increase (Decrease) in Cash and
 Cash Equivalents                            (159,900)

Cash and Cash Equivalents, Beginning          306,658
Cash and Cash Equivalents, Ending         $   146,758

Supplemental Disclosures:
 Interest Paid                            $     1,346

Non-cash Investing and Financing
 Activities:

 Equipment Purchased by Capital Lease     $    22,674

 Liability Insurance Paid by Finance
  Agreement                               $    31,061

                           Americas Power Partners, Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999

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

                           Americas Power Partners, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                            AMERICAS POWER PARTNERS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


December 31, 1999

=====================================
SIX MONTHS ENDING DECEMBER 31, 1999
=====================================

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 1999, reflects a total asset value of $217,254. The Company currently has no line of credit.

Results of Operations

     During the period from January 1, 1998 (inception) through
December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

          Certain shareholders hold their stock pursuant to subscription agreements dated May 4, 1999 which stipulated that their percentage ownership of the Company will be non-dilutable until the completion of the initial capital raise of $2,000,000 or twelve (12) months, whichever comes first. 7,539,194 shares of no par value common stock were issued.


ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             -Filed on October 26, 1999, Item 1 and 2, Change of Control,
              Plan of Merger.

             -Filed on October 29, 1999, Item 7, Financial Statements.

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


                         AMERICAS POWER PARTNERS, INC.

                         /s/ Mark A. Margason

DATE: February 22, 2000  By:    MARK A. MARGASON
                         Name:  MARK A. MARGASON
                         Title: Vice President

