Form 10QSB
period 2000-03-31
AMERICAS POWER PARTNERS INC
filed 2000-05-15
CIK 1072568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2000

            Commission file Number                   0-24989


                          AMERICAS POWER PARTNERS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                0-24989                                36-4288975
        (Commission File Number)         (I.R.S. Employer Identification Number)

   105 East First Street, Hinsdale, IL                   60521
(Address of Principal Executive Offices)               (Zip code)


                                  (630) 325-9101
             (Registrant's Telephone Number, Including Area Code)


                               CHUHAK & TECSON, P.C.
                      225 WEST WASHINGTON STREET, SUITE 1300
                              CHICAGO, IL 60606-3418
             ---------------------------------------------------
                     (Name and Address of agent for service)

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

Common Stock, No Par Value - 8,499,600 shares as of March 31,
2000.

Transitional Small Business Disclosure Format:

                         YES [X]        NO [ ]

             ---------------------------------------------------

                           FORWARD LOOKING STATEMENTS

             ---------------------------------------------------

THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAS POWER PARTNERS, INC. (HEREINAFTER REFERRED TO AS "APPI"AND/OR "COMPANY" AND/OR "REGISTRANT") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF APPI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS
ON WHICH SUCH STATEMENTS ARE BASED.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAS POWER PARTNERS, INC.

                            FINANCIAL STATEMENTS

                          FOR THE NINE MONTHS ENDED

                               MARCH 31, 2000

                        AMERICAS POWER PARTNERS, INC.

                                BALANCE SHEET
                                March 31, 1999

                                    ASSETS

CURRENT ASSETS
    Cash                                             $1,777,754
    Accounts receivable                                  62,499
    Due from related parties                             34,515
    Prepaid expenses                                     76,708
          TOTAL CURRENT ASSETS                        1,951,476

PROPERTY AND EQUIPMENT
    Computer equipment                                   47,144
    Office equipment                                      2,600
                                                         49,744
    Less accumulated depreciation                        (3,297)
          TOTAL PROPERTY AND EQUIPMENT                   46,447

OTHER ASSET
    Security deposit                                      7,770
          TOTAL ASSETS                               $2,005,693


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $  158,119
    Accrued expenses                                     96,488
    Advance from related party                           10,000
    Deferred revenue on maintenance agreement            32,060
    Current maturities of capital leases                  8,546
          TOTAL CURRENT LIABILITIES                     305,213

CAPITAL LEASES - net of current maturities               16,153

STOCKHOLDERS' EQUITY
     Common Stock, no par value
       40,000,000 Shares authorized, 8,499,600
       shares issued and outstanding                  1,307,700
     Preferred Stock, no par value,
        10,000,000 Shares authorized;
        2,725,000 Series A authorized,
        2,709,519 shares issued and outstanding       3,000,000
     Retained earnings (deficit)                     (2,623,373)

TOTAL STOCKHOLDERS' EQUITY                            1,684,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $2,005,693

See accompanying Notes to Financial Statements.

                        AMERICAS POWER PARTNERS, INC.
                          STATEMENTS OF OPERATIONS

        For the Periods of Nine and Three Months ended March 31, 2000


                                          Nine Months           Three Months
                                          Ended                 Ended
                                          March 31, 2000        March 31, 2000


Contract revenues                         $    30,437           $    30,437
Cost of client services                        32,437                32,437
     Gross profit                              (2,000)               (2,000)

Costs and expenses:
   Management fee                             533,812               215,764
   Consulting fee                             505,770               385,770
   Other professional fees                    288,861               135,992
   General and administrative                 743,252               388,844

     Total expenses                         2,071,695             1,126,370

Interest income                               (19,034)              (17,772)
Interest expense                                1,528                   183
     Total interest (income) expense          (17,506)              (17,589)

     NET LOSS                             ($2,056,189)          ($1,110,781)

Net loss per share                             ($0.29)                ($.13)

Weighted average number of
 common shares outstanding                  7,165,882             8,332,628

See accompanying Notes to Financial Statements

                        AMERICAS POWER PARTNERS, INC.
                           STATEMENTS OF CASH FLOWS
        For the Periods of Nine and Three Months ended March 31, 2000


                                          Nine Months           Three Months
                                          Ended                 Ended
                                          March 31, 2000        March 31, 2000

Cash Flows from Operating Activities:
    Net loss                              ($2,056,189)          ($1,110,781)
    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
     Provision for depreciation and
      amortization                              3,297                 2,770
        Change in accounts receivable         (62,499)              (62,499)
        Change in prepaid expense             (44,521)               (9,982)
        Change in accounts payable             40,627                24,051
        Change in accrued expenses             81,936               (50,252)
        Change in deferred revenues            32,060                32,060
        Total adjustments                      50,900               (63,852)
    Net cash (used in)
     operating activities                  (2,005,289)           (1,174,633)

Cash Flow from Investing Activities:
   Purchase of equipment                      (22,168)               (9,112)
   Decrease (increase) in
    security deposit                           (7,770)                5,940

   Net cash (used in)
    investing activities                      (29,938)               (3,172)

Cash Flow from Financing Activities:
    Increase in advances to
     related parties                          (34,515)              (34,515)
    Proceeds from issuance of
     Common Stock                             551,350               175,100
    Proceeds from issuance of
     Preferred Stock                        3,000,000             3,000,000
    Proceeds (payment) of
     related party loans                       10,000               (57,000)
    Principal payments on
     insurance financing                      (17,635)              (10,729)
    Decrease in investor advances                   -              (250,000)
    Principal payments on
     long-term debt                            (2,877)              (14,055)

   Net cash provided by
    financing activities                    3,506,323             2,808,801

Net Increase in Cash                        1,471,096             1,630,996

Cash at beginning of period                   306,658               146,758

CASH AT END OF PERIOD                     $ 1,777,754            $1,777,754


See accompanying Notes to Financial Statements

                        AMERICAS POWER PARTNERS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Nature of the Business and Development Stage Activities

The Company has been in the development stage since its inception on January 27, 1998. During the period of three months ended March 31, 2000, the Company emerged from its development stage with the signing of two client contracts, billings under these contracts, and the raising of additional capital through a private placement Preferred Stock offering.

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

(b) Basis of Presentation

The financial information presented in the accompanying financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. See Note 2 of Notes to Financial
Statements. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form SB-1, filed March 28, 2000, for the fiscal year ended June 30, 1999.

(d) Fixed Assets

           Fixed assets, including capitalized equipment acquired by leases, are stated at cost. Depreciation is computed using the straight-line and accelerated methods, over the respective assets' estimated useful lives.

                        AMERICAS POWER PARTNERS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000

   NOTE 2 - BASIS OF ACCOUNTING FOR EQUITY SECURITIES ISSUED
                FOR OTHER THAN CASH

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB, is effective for specific transactions entered into after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company is in the process of evaluating various agreements it has entered into that may meet the requirements for accounting recognition under SFAS 123, and, if applicable, it expects to adapt provisions of the new standard prior to the end of its fiscal year on June 30, 2000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

Results of Operations

During the period from January 27, 1998 (inception) through December 31, 1999, the Company engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The Company recorded no revenues during this period.

During the period of three months ended March 31, 2000, the Company signed its first contract for the modernization of a steam generation facility, and recognized revenue and expenses associated with the contract. Revenue billed in connection with a second contract for the optimization of a client plant was deferred at March 31, 2000 pending finalization of a related agreement with a third-party partner.

At March 31, the Company has over forty separate projects being negotiated, in stages ranging from letters of intent to final contract proposals, with several "Fortune 500" companies.

During the periods of nine and three months ended March 31, 2000, the Company incurred net losses of $2,056,189 and $1,110,781, respectively. In the current quarter, the Company finalized payment with the venture capital firm responsible for orchestrating the August 1999 merger with its present publicly-traded corporate entity and the $3,000,000 private placement of Preferred Stock in January 2000. Under terms of consulting agreements, the Company recorded management fees of approximately $534,000 and $216,000 during the nine and three-month periods ended March 31,

2000. Professional fees increased during the current quarter as a result of increased legal costs associated with the aforementioned private placement agreement. General and administrative expenses in the three-month period ended March 31, 2000 increased over corresponding prior quarterly periods with the addition of management personnel, rental of office facilities, and the initiation of marketing programs.

For the current fiscal year, the Company anticipates incurring a net loss as a result of the aforementioned organizational and financing expenses, and costs associated with registration under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

On January 31, 2000, the Company authorized 2,725,000 share s of Series A Convertible Preferred Stock to be issued and sold 2,709,519 shares of the Series A Convertible Preferred Stock in a private placement to a strategic partner and certain of the partner's officers for $3,000,000 and the exchange of 521,694 shares of the Company's Common Stock. The Company currently has no line of credit.

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

See Note 2 of Notes to Financial Statements regarding Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") issued by the FASB.

                          PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

On January 31, 2000, the Registrant authorized 2,725,000 share s of Series A Convertible Preferred Stock to be issued and sold 2,709,519 shares of the Series A Convertible Preferred Stock in a private placement to a strategic partner and certain of the partner's officers for $3,000,000 and the exchange of 521,694 shares of the Registrant's Common Stock. The Series A Preferred shares have the right of conversion into a number of shares of Common
Stock of the Registrant such that, upon conversion, the percentage ownership of common shares by the preferred shareholders is 21.55%.


ITEM 3.  Defaults Upon Senior Securities

None


ITEM 4.  Submission of Matters to a Vote of Security Holders

On August 17, 1999, the Company completed a merger with Oak Brook Capital II, Inc., ("OBC") a fully reporting 1934 Act public SEC shell company, which immediately thereafter changed its name to Americas Power Partners, Inc. The merger was done specifically to enhance the Company's ability to have several options for future capital formation and to aid in attracting additional key employees. The NASD 15c211 disclosure form has been filed with the National Association of Securities Dealers (NASD) and the Company's Common Stock began trading on January 24, 2000.

Upon completion of the merger, OBC changed its name to Americas Power Partners, Inc., and issued 10,000 shares of common stock for each share of the former Americas Power Partners, Inc. then outstanding. All shares of the former Americas Power Partners were then retired.

Certain shareholders hold their stock pursuant to subscription agreements dated May 4, 1999 which stipulated that their percentage ownership of the Company will be non-dilutable until the completion of the initial capital raise of $2,000,000 or twelve (12) months, whichever comes first. 7,539,194 shares of no par value common stock were issued.

ITEM 5.  Other Information

On January 3, 2000, the Registrant's Board of Director's approved the Americas Power Partners, Inc. Stock Option Plan, and authorized the allocation of a maximum of 1,500,000 shares of Common Stock, no par value, to be granted at an exercise price of $0.01 per share pursuant to the terms of the Plan.


ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits


         b.  Reports on Form 8 K

             Filed on March 3, 2000, Item 2, Acquisition or Disposition of Assets Sale of Series A Convertible Preferred Stock

             Filed on March 17, 2000, Item 2, Acquisition or Disposition of Assets Sale of Series A Convertible Preferred Stock


INDEX TO EXHIBITS

EXHIBIT NO   DESCRIPTION

    99.1     Safe Harbor Compliance Statement

_______________________

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       AMERICAS POWER PARTNERS, INC.


                                       ________________________
May 12, 2000                           David Pequet
                                       Chairman

                                       ________________________
May 12, 2000                           Tom F. Perles
                                       Chief Accounting Officer