Form 10KSB
period 2000-06-30
AMERICAS POWER PARTNERS INC
filed 2000-11-17
CIK 1072568

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended June 30, 2000
                                   OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                     Commission File Number: 0-24989


                      AMERICAS POWER PARTNERS, INC.
             (Name of small business issuer in its charter)


                 COLORADO                              05-0499526
(State or other jurisdiction of incorporation)      (I.R.S. Employer
                                                   Identification No.)

  710 NORTH YORK ROAD, HINSDALE, ILLINOIS                60521
  (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code:  630/325-9111


    Securities registered pursuant to Section 12(b) of the Act:  NONE


       Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
            10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for its most recent fiscal year.  $ 124,213

As of November 13, 2000, the registrant had 9,937,100 shares of its Common Stock, no par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $4,929,796.

                   DOCUMENTS INCORPORATED BY REFERENCE

Items 9 (in part),10,11 and 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held in February 2001.

                            TABLE OF CONTENTS

                                                            Page

PART I
Disclosure Regarding Forward-Looking Statements               2

Item 1.   Description of Business                             2
Item 2.   Description of Properties                           9
Item 3.   Legal Proceedings                                   9
Item 4.   Submission of Matters to a Vote of Security Holders 9

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                 9
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 10
Item 7.   Financial Statements                                13
Item 8.   Changes in and Disagreements with Accountants
          On Accounting and Financial Disclosure              13

PART III
Item 9.  Directors and Executive Officers of the Company      13
Item 10.  Executive Compensation                              15
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                      16
Item 12.  Certain Relationships and Related Transactions      16

PART IV
Item 13.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K                                 16

Index to Financial Statements and Financial Statement
Schedules                                                     F-1

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes historical information as well as statements
regarding the Company's future expectations.   Important factors that
could cause actual results to differ materially from those discussed in forward-looking statements include:

supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve, cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Annual Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, but such forward looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Americas Power Partners, Inc. (the "Company" or "APP") was incorporated in April 1998 with a mission to reduce the cost and environmental impact of on-site utilities for industrial, commercial and institutional campuses. The Company seeks long-term all-requirements contracts for energy and utility services and bases those contracts upon open-book partnerships with the campus owners. In return, the Company's business strategy is to purchase and/or manage the existing utility plant, then develop and finance additions, replacements and improvements that increase reliability and efficiency while reducing the environmental impact.

To achieve this "double-bottom line" mission, the Company will employ and partner with on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, wastewater treatment and pollution control.

The Company is developing the capacity to serve domestic and international clients from its headquarters in Hinsdale, Illinois and a regional development office in Pittsburgh, Pennsylvania. In addition, the Company has the ability to provide services to its customers through six US locations and 325 distributorships of its partner, Armstrong International, Inc. The Company's current clients and those under letter of intent or term sheet are located in 20 states and 4 countries.

The Company's key alliance is with Armstrong Services Inc. (ASI), a wholly owned subsidiary of Armstrong International, Inc. (AII), a company with a 100-year history as a supplier of steam equipment and services to the power industry. AII distributors and representatives are in frequent contact with virtually every North America steam using campus as providers of technical solutions to steam distribution issues. AII has invested in APP and has expanded the role of its distributors and representatives to lead generation and development of energy services contracts.

APP offers two distinct products that target the energy requirements of the industrial, institutional and commercial market:

   (i)  Utility Optimization
   (ii) Utility Monetization.

APP seeks to utilize its knowledge and expertise to fulfill client energy needs while using less fossil fuel, and thereby lowering fuel costs. APP finances the capital improvements, enabling clients to avoid capital expenditures in non-core activities. Customers can focus on their core business, while APP focuses on providing energy and utility services.

APP achieves energy savings with a variety of approaches, but seeks to combine heat and power generation in each case, in order to capture fuel energy that is wasted in conventional central generation of electricity only. APP's approach is not limited to any specific fuel or technology, but is instead based on the needs of the individual customer, and the need to reduce fossil fuel consumption and related costs.

UTILITY OPTIMIZATION
For clients who wish to continue owning and operating their utility systems (steam, electric, air, water and condensate return), APP provides intellectual capital and financial resources to upgrade those systems. The Company relies on ASI personnel where appropriate to supervise the installation of improvements and to provide maintenance. In this way, APP is able to apply its intellectual capital in many markets without having its own local sales and service forces. The Company earns a return on its funds through utility optimization and services agreements, which provide for the following:

   (a) A thorough review of a client's entire energy usage system to identify specific projects that will improve the utility system.

     1)   An agreement for a maintenance contract for 3 to 10 years.

     2) At the termination of the agreement, the customer owns the system improvements.

     3) Additional system improvements will be analyzed and implemented at the client's discretion.

UTILITY MONETIZATION
Under the Utility Monetization program, the Company purchases the client's power plant assets, typically for book value, and incorporates improvements in the utility and distribution system. APP enters long-term agreements to sell steam, electricity, compressed air, water and wastewater treatment to the facility at a discount to the cost of conventional thermal production and electricity purchase. This program provides benefits to the customer including:

   * The Company purchases the existing power plant, invests in efficiency and reliability enhancements and operates and maintains the entire utility system.

   * The Company pays for needed fuel, electricity, water, and wastewater, produces final energy products on site, and sells those products under an open book contract for an initial period of 10 to 25 years.

   * The Company takes responsibility for those risks it can control including conversion efficiency, labor productivity, reliability, and steam and power quality. The customer remains at risk for inflation and changes in purchased commodity prices, but will generally need less purchased commodities per unit of production or other benchmark, due to the Company's efficiency improvements.

The Company's focused expertise in substituting knowledge and capital for fossil fuel and purchased electricity enables clients to:
   *  Contain or reduce costs
   *  Reduce production downtime
   *  Increase reliability
   *  Increase overall return on assets
   *  Decrease pollution and risk of future fines and lawsuits
   *  Improve shareholder value


MARKET AND INDUSTRY

The US currently spends an estimated $220 billion on purchased electricity and produces an amount of thermal energy that would cost $170 billion if purchased from third parties. With few exceptions, consumers separately convert purchased energy to chilled water and compressed air, and employ personnel and capital resources to distribute steam, chilled water, electricity and compressed air throughout their buildings and campuses. US spending for the full utility process, from fuel and commodity procurement to provision of comfort and process energy, exceeds $500 billion per year. In the early days of electricity development, governments believed that the generation of electricity was a natural monopoly, and to induce rapid deployment of electric power, awarded exclusive franchises for each territory. By 1977, 96% of US electric power was produced by one of the 2800 monopoly electric companies. The first electric generation plants in 1880 converted only about 8% of the fuel energy to electric power (a term referred to as "efficiency'). Over time, efficiencies increased and by 1959, the U.S. electric industry
delivered electric power efficiency rose to   33%.  In the ensuing 40
years, there have been no further increases in the industry's efficiency, and 66% of the energy in the fuel continues to be wasted.

Combined heat and power plants achieve efficiencies of 65% to 97% by generating power near thermal users and then providing normally wasted heat to those users. Recognizing this possibility, Congress passed and President Carter signed the Public Utility Regulatory Policies Act ("PURPA") in 1978, enabling non-monopoly generation. Subsequent federal legislation further weakened the monopoly protection afforded electric utilities; on March 1, 1998, Massachusetts became the first state to open its entire electric market to competition. California followed on March 30, 1998, and by June 30, 2000,over half of the states had legislatively or administratively eased restrictions to competition in electric power generation. The Company believes that historic monopoly protection of generation and distribution and the resulting barriers to efficient generation will continue to be eased, making on-site combined heat and power generation more financially attractive, leading in turn to significant shifts from central to distributed generation. The Company's business approach is further based on the history of thermal generation, a description of which follows.

The generation of hot water and/or low-pressure steam needed for process heating is more simple and less capital intensive than the combined generation of heat and power. Consequently, most firms and institutions such as hospitals and universities generate their own thermal energy, using their organization's capital and labor. Under historic regulation of third party electric generation, these firms and institutions opted to generate only thermal energy, which fails to extract the full value potential of the fuel. With easing of monopoly restrictions, combined heat and power has risen from only 4% of U.S. power production in 1977
to 9% in 1999.   In 1999 , the U.S. Department of Energy set a goal of
doubling U.S. combined heat and power production over the next ten years, to 18-19% of total generation.

The Company believes that it is economically feasible to generate 50 to 60% of all U.S. power at combined heat and power plants located at or near large thermal users' sites. However, the conversion of existing thermal only power plants to more efficient and cleaner combined heat and power plants is complex and capital intensive. Global competition has forced most firms and institutions to focus on their core activities rather than expending resources on thermal and electric generation and distribution. This creates, in the Company's view, an opportunity to purchase the existing inefficient thermal only power plants and/or combined heat and power plants and optimize the combined generation and distribution of energy products.

The Company believes that the market for the power management service industry is expanding at a rapid rate, and that both competitive pressure to reduce costs and government mandates to reduce pollution will increase the use of third party energy professionals to manage campus utility plants. In addition, many firms and institutions depend on boilers that are technically and economically obsolete, difficult to operate and maintain, and polluting. A great deal of the power generation equipment must soon be upgraded or replaced to avoid costly downtime and environmental fines.

APP believes it can continue to find significant opportunities to achieve cost and environmental savings in all campus utility systems. The company's target market includes all industrial campuses that have process steam requirements, all medical centers and university campuses. In addition, the Company pursues industrial plants that currently vent high-temperature exhaust, which can be converted to steam and electricity. Examples of such industries include mini steel mills, carbon black producers and glass manufacturers.

STRATEGIC ALLIANCES

The Company has strategic alliances with the following partners:

ARMSTRONG SERVICE, INC. (ASI)
Armstrong International, Inc., the parent company of ASI, is a 100-year-old, privately held U.S. multi-national manufacturer of steam specialty products and provider of steam system services to improve system
efficiency.   Armstrong personnel have extensive experience in steam
distribution, energy management, project management and construction of on-site utility plants. Armstrong has certified boiler specialists with experience in process and design engineering, power generation/boiler design and cogeneration. Additional information can be found at www.armstrongservices.com.

ASI provides the Company with business development support through ASI's worldwide network of direct sales and independent representatives. Upon completion of a transaction, ASI typically coordinates and/or implements all of the site projects, along with providing operations, maintenance and sustaining engineering for the Company's customers.

STRATEGIC ENERGY LTD. (SEL)
SEL is a leading provider of natural gas services and electric power marketing. SEL has blended the talents of its consulting and management groups to provide a comprehensive asset optimization service to power plant systems. With expertise in services such as generation optimization, risk management, natural gas consulting, fuel management, market and strategy development, information systems, and administrative and support services, SEL's energy professionals can help decide what products and services are right for a project and then aggressively manage the project's portfolio in the competitive market. Additional information can be found at www.sel.com.

SEL provides the Company with energy price management services for electric power and natural gas on an as required basis. SEL typically develops long and short-term energy management services to assure reliable cost efficient electric power and natural gas for the Company's customers.

ENVIRONMENTAL RESOURCES MANAGEMENT (ERM)
ERM is a multi-national environmental, health and safety consulting firm whose client list includes many of the Fortune 500 companies, as well as numerous foreign multi-nationals. With 2,400 specialists at more than 120 locations worldwide, the organization has been a leading provider of environmental engineering, consulting and management services for more than 20 years. ERM helps clients address technical, regulatory and economic issues in areas such as air quality, pollution control, hazardous waste site remediation, industrial water and wastewater treatment and compliance, and environmental management consulting. Additional information can be found at www.erm.com.

ERM provides the Company with environmental support for all of the Company's customer requirements. ERM also provides complete water and wastewater services for the Company.

COMPETITION

The market for the Company's optimization and monetization services is a recent development. Historically, each separate user of thermal energy has been responsible for the boiler plant cost and operation. For the foreseeable future, the Company's principal competition will continue to be the in-house operation of the utility plant with most electricity purchased from the grid. In the past decade, several firms have formed divisions that offer energy management services and on-site utility plant operation. The Company believes that the firms currently in the market will refine their strategies and grow, and that other firms will enter the market, offering competitive services. Several of the Company's competitors have higher market profile and significantly greater financial resources than the Company.

DOMINANT PLAYERS

The Company believes that no firm yet has what could be termed a dominant role in the emerging market of utility outsourcing and energy services. Several unique strategies are being offered, based variously on existing strength in commodity management, in operations, or in specific technologies. Further easing of monopoly protection will continue to subject electric utility managements to possible loss of market share, and will in the Company's opinion, encourage these utilities to enter the energy services market, especially in other utility territories.

PROPRIETARY RIGHTS

The Company has applied for trademark protection in the United States for the name AMERICAS POWER PARTNERS, INC. The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

BACKLOG

As of June 30, 2000, the Company had signed long-term contracts for the optimization and monetization of client power plants that represent future minimum service revenue of $455,000 over the next 10 years.

RAW MATERIALS AND SUPPLIERS

In providing its optimization and monetization services, the Company is not directly dependent upon raw materials or supplies, specifically electric, gas, steam or water energy sources. However, since the Company's services to most clients involve consulting as to the most inexpensive sources of such energy, changes in the supply and pricing of these commodities may have an impact on the Company's operations. Client reliance on sole or limited sourcing for some commodities does present risk that adequate alternative supplies or timely deliveries will interfere with successful new project development.

HUMAN RESOURCES

As of June 30, 2000, the Company had seven full-time employees situated in offices in Hinsdale, Illinois and Pittsburgh, Pennsylvania. Three of the employees are engineers, two are in sales, and two are in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.

In addition, at June 30, 2000, the Company had an agreement with a consulting firm, that is owned by two directors, to provide management consulting and financial advisory services with respect to client projects and Company administration. Three individuals assisted the Company in this manner. This agreement subsequently was amended on November 13, 2000.

ITEM 2. DESCRIPTION OF PROPERTY

As of June 30, 2000, the Company leased approximately 1,350 square feet of office space in Hinsdale, Illinois under a lease that was cancelled effective September 30, 2000. The Company has signed a new lease for 5,000 square feet of office space in Hinsdale for a period of five years, but for which certain terms are still being negotiated. The lessor of the later lease is owned by two of the Company's directors.

The regional office in Pittsburgh is leased on a month-to-month basis. The Company believes that these facilities are adequate to meet its needs for the foreseeable future, and that suitable replacement space is readily available.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock commenced trading on the over-the-counter Bulletin Board market under the symbol "APPN" on January 24, 2000.

                          QUARTERLY COMMON STOCK PRICE RANGES

                   Fiscal 2000
               QUARTER                    HIGH             LOW

               3rd   (Jan. 1-Mar. 31)     $6              $1 1/8
               4th   (Apr. 1-Jun. 30)     $4 7/8          $  7/8

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 2000, the approximate number of holders of record of the Common Stock of the Company was 160.

The Company has never paid any cash dividends on its Common Stock in the past and anticipates that, for the foreseeable future, all earnings, if any, will be retained to finance growth and to meet working capital requirements.

During the period of three months ended September 30, 1999, the Company sold to individuals in private transactions 102,500 shares of its Common Stock, no par value, at $2.50 per share, and received cash proceeds of $256,250.

During the period of three months ended December 31, 1999, the Company sold to individuals in private transactions 48,000 shares of its Common Stock, no par value, at $2.50 per share, and received cash proceeds of $120,000.

During the period of three months ended March 31, 2000, the Company sold to individuals in private transactions 70,000 shares of its Common Stock, no par value, at $2.50 per share, and received cash proceeds of $175,000. During this same period, the Company issued 25,000 shares of its Common Stock, no par value, in exchange for certain public relations services, and recorded the issuance in the financial statements at the fair market value of the shares at the time the services were performed.

During the period of three months ended June 30, 2000, the Company issued 10,000 shares of its Common Stock, no par value, in exchange for certain engineering services, and recorded the issuance in the financial statements at the fair market value of the shares at the time the services were performed.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, which appears elsewhere in this annual report.

RESULTS OF OPERATIONS.

During the period from January 27, 1998 (date of inception) through December 31, 1999, the Company engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The Company recorded no revenues during this period.

During the third quarter of fiscal 2000, the Company signed its first two contracts for the monetization and optimization of steam generation facilities, and recognized revenue and expenses associated with the contracts.

During the fiscal year ended June 30, 2000, the Company incurred a net loss of $2,225,971, compared to a net loss of $ 562,984 for the prior fiscal year. In the current period, the Company recorded the following expenses that were either not present in or increased over the corresponding amounts recorded during fiscal 1999:

1 The first employee was hired and placed on the payroll in October 1999. At the end of the fiscal year, the payroll included seven employees.

2 Management fees increased $232,000 in fiscal 2000 as a result of a full year of fees associated with a venture capital/management firm under an agreement that was effective in April 1999.

3 Consulting fee payments were made to the venture capital/management firm responsible for orchestrating the August 1999 merger with a publicly-traded corporate entity and certain other capital formation activities Under terms of consulting agreement with the venture capital/management firm, the Company recorded consulting fees of $ 505,770, which were subsequently reduced by $300,000 to $205,770. See Note I of Notes to Financial Statements.

4 Professional fees increased 250,000 during the fiscal year ended June 30, 2000 as a result of increased legal costs associated with the Preferred Stock private placement agreement and an increase in public relations expenses.

5 General and administrative expenses for fiscal 2000 increased $580,000 over the prior year with the additional expenditures relating to increased personnel, rental of office facilities, accounting fees associated with the reporting requirements of a publicly-held company, and the initiation of marketing programs.

Interest income increased $27,704 in fiscal 2000 over the prior year as a result of the higher cash balances available after closing on the sale of the $3,000,000 Preferred Stock issue. Interest expense in fiscal 2000 was $2,532 and resulted from capital leases for equipment entered into during the year.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at June 30, 2000 was $743,482, compared to $189,266 at June 30, 1999. Year-end cash balances increased $644,851 during fiscal 2000 principally representing the balance of the proceeds from a Preferred Stock issue. The initiation of the Company's first two contracted projects resulted in an increase in accounts payable and an amount due to a related party in connection with a client contract.

On January 31, 2000, the Company authorized 2,725,000 shares of Series A Convertible Preferred Stock to be issued and sold 2,709,519 shares of the Series A Convertible Preferred Stock in a private placement to a strategic partner and certain of the partner's officers for $3,000,000 and the exchange of 521,694 shares of the Company's Common Stock.

The Company had no bank borrowings or long-term liabilities, other than capital leases for equipment, at June 30, 2000 or for the year then ended. The Company had no line of credit at June 30, 2000. However, subsequent to June 30, 2000, the Company financed with a bank its investment in the capital lease relating to a client project.

Management believes that, in order to attract and finance additional optimization and monetization projects, significant amounts of new capital will be needed. The Company intends to secure such additional capital to sustain its project development plans, which may include acquisition of client energy facilities, through bank financing or equity markets. The Company cannot be certain that it will be successful in efforts to raise such new funds.

On September 13, 2000, Thomas R. Casten acquired 2,400,000 shares of Common Stock for $2,000,000 cash and a $1,000,000 promissory note and was appointed to the Company's Board of Directors and elected Chairman and Chief Executive Officer.


RECENT ACCOUNTING PRONOUNCEMENTS
In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income in the financial statements. The Company's adoption of this new standard in June 2000 did not result in material changes to the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. The Company's operations are deemed to be one reportable segment for purposes of this disclosure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The Company believes adoption of this statement as amended by SFAS No. 137, which will occur by July 2001, will not have an affect on the financial statements, as the Company currently does not hold any derivative instruments.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements and the report of Blackman Kallick Bartelstein LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

The Form 8-K filed with the Securities and Exchange Commission on July 7, 2000 and the disclosures made therein under Item 4. are incorporated herein by reference. There were no disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 2000.

                        INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Americas Power Partners, Inc.
Hinsdale, Illinois

We have audited the accompanying balance sheet of Americas Power Partners, Inc. as of June 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Americas Power Partners, Inc. as of and for the eighteen months ended June 30, 1999 were audited by other auditors whose report dated October 17, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americas Power Partners, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Blackman Kallick Bartelstein LLLP

Chicago, Illinois

September 11, 2000, except for Notes F and I as to which the date is November 13, 2000


                       AMERICAS POWER PARTNERS, INC.

                               BALANCE SHEETS

                                                               June 30
                                                          2000         1999 - NOTE A
                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents - Note C                    $ 951,509    $ 306,658
    Accounts receivable                                      75,588          100
    Receivable from related parties - Note I                548,221            -
    Current portion of net investment in lease - Note D     108,811            -
    Prepaid expenses                                         27,057            -

          TOTAL CURRENT ASSETS                            1,711,186      306,758

EQUIPMENT AND FIXTURES
  Computer equipment                                         77,013            -
  Office equipment                                           29,935            -
  Equipment leased to clients                                56,743            -
                                                            163,691            -
    Less accumulated depreciation                            (8,338)           -

          TOTAL EQUIPMENT AND FIXTURES                      155,353            -

OTHER ASSETS
  Net investment in lease, less current portion - Note D    488,673            -
    Deposits                                                 28,703            -
    Deferred contract costs, net of accumulated
     amortization of $1,819 in 2000                         220,652            -

     TOTAL OTHER ASSETS                                     738,028            -

          TOTAL ASSETS                                  $ 2,604,567     $306,758

              See accompanying Notes to Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                               BALANCE SHEETS

                                                                 June 30
                                                           2000        1999 - NOTE A

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $ 299,496   $ 117,492
    Due to related party in connection with client
      contracts                                              655,995           -
    Accrued expenses                                           3,432           -
    Current maturities of capital leases - Note D              8,781           -

          TOTAL CURRENT LIABILITIES                          967,704     117,492

CAPITAL LEASES - net of current maturities - Note D           13,868           -

     TOTAL LIABILITIES                                       981,572     117,492

STOCKHOLDERS' EQUITY - Notes B, F and I
    Preferred Stock, no par value,
        10,000,000 shares authorized;
        2,725,000 Series A authorized;
        2,709,519 shares issued and outstanding            3,952,250           -
    Common Stock, no par value,
        1,500 shares authorized;
         753.9194 shares subscribed                                -     752,250
    Common Stock, no par value,
       40,000,000 shares authorized;
       7,579,600 shares issued and outstanding               459,700           -
     Retained earnings deficit                            (2,788,955)   (562,984)

     TOTAL STOCKHOLDERS' EQUITY                            1,622,995     189,266

     TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                      $2,604,567   $ 306,758

              See accompanying Notes to Financial Statements.

                        AMERICAS POWER PARTNERS, INC.

                          STATEMENTS OF OPERATIONS

                                                    Year Ended June 30
                                               2000          1999 - NOTE A
Contract revenues - Note G                     $ 124,213     $      -
Cost of client services                          106,447            -

     Gross profit                                 17,766            -

Costs and expenses:
   Payroll and employee benefits                 476,048            -
   Management fee - Notes F and I                479,759      247,734
   Consulting fee - Notes F and I                205,770       37,773
   Other professional fees                       458,830      209,114
   General and administrative                    650,204       70,065

     Total expenses                            2,270,611      564,686

     LOSS FROM OPERATIONS                     (2,252,845)    (564,686)

Interest income                                  (29,406)      (1,702)
Interest expense                                   2,532            -

          Total interest income, net             (26,874)      (1,702)

          NET LOSS                          ($ 2,225,971)   ($562,984)

Net loss per share - basic and diluted           ($ 0.27)     ($ 0.08)
Weighted average number of common
      shares outstanding - Note H              8,281,855    7,166,477

              See accompanying Notes to Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended June 30, 2000 and 1999


Balance at July 1, 1998                    709.7500       $   100                $    100

Common Stock issued for cash                44.1694       752,150                 752,150

Net loss for year                                        (562,984)               (562,984)

BALANCE AT
     JUNE 30, 1999 -Note A                 753.9194       752,250    (562,984)    189,266

Common Stock (no par value)
   of Oak Brook Capital II,
    Inc. - Note B                         1,228,000
Correction of founders'
   shares issued                               (210.)
Common Stock retired at
    time of merger - Note B               (543.9194)     (752,250)               (752,250)
Common Stock issued at
    time of merger - Note B               5,439,194       752,250                 752,250
Shares issued to founders -
     Note I                               1,175,000        11,750                  11,750
Shares issued for
    compensation and services -
      Note I                                 35,000        92,500                  92,500
Preferred Stock issued
    (2,709,519 shares) and
    exchanged for Common
     Stock - Note F             3,952,250  (521,694)    (952,250)               3,000,000
Common Stock issued for cash                224,100      555,450                  555,450
Net loss for year                                                 (2,225,971)  (2,225,971)

BALANCE AT
      JUNE 30, 2000            $3,952,250 7,579,600     $459,700  (2,788,955)   1,622,995


              See accompanying Notes to Financial Statements.


                       AMERICAS POWER PARTNERS, INC.

                          STATEMENTS OF CASH FLOWS


                                                          Year Ended June 30
                                                         2000              1999 -NOTE A
Cash Flows from Operating Activities:
    Net loss                                             ($ 2,225,971)     ($562,984)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
   Provision for depreciation and amortization                 10,157              -
   Common Stock issued for compensation and
      services - net of Common Stock to be returned
       valued at $62,500                                      104,250              -
   Change in accounts receivable                              (75,588)             -
   Change in prepaid expenses                                 (18,945)             -
        Change in accounts payable                            182,004        117,492
        Change in accrued expenses                              3,432              -

     Total adjustments                                        205,310        117,492
    Net cash used in operating activities                  (2,020,661)      (445,492)

Cash Flow from Investing Activities:
   Purchase of equipment and fixtures                        (136,115)             -
   Purchase of equipment underlying lease agreements         (666,219)             -
   Payments from lessees regarding finance
          lease receivables                                    68,735              -
   Increase in deposits                                       (28,703)             -
   Payment of deferred contract costs                        (230,483)             -
   Net (advances to) repayments from related parties          107,774              -

   Net cash (used in) investing activities                   (885,011)             -

Cash Flow from Financing Activities:
    Payments on capital leases                                 (4,927)             -
    Proceeds from issuance of Common Stock                    555,450        752,150
    Proceeds from issuance of Preferred Stock               3,000,000              -

   Net cash provided by financing activities                3,550,523        752,150

Net Increase in Cash                                          644,851        306,658

Cash at beginning of year                                     306,658              -

     CASH AT END OF YEAR                                    $ 951,509      $ 306,658

              See accompanying Notes to Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                     Years Ended June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS AND DEVELOPMENT STAGE ACTIVITIES
The Company was in the development stage since its inception on January 27, 1998. There was no financial statement activity between the date of inception and June 30, 1998, except for the issuance of Common Stock, resulting in a credit to Common Stock of $100. During the third quarter of the fiscal year ended June 30, 2000, the Company emerged from its development stage with the signing of two client contracts, billings under these contracts and the raising of additional capital through a private placement Preferred Stock offering.

The Company was formed to develop, optimize, own and operate power plant systems (steam, electric, compressed air, water, waste water and condensate return) for industrial, commercial and institutional clients. The Company has formed strategic alliances with several recognized energy companies in the areas of power plant optimization, operations and maintenance, fuel supply and electric power marketing. These strategic relationships bring key skill sets to the development process, as well as a steady flow of project opportunities from their established client base. The Company generates revenue primarily from fees produced from structuring and financing these energy projects. All of the Company's customers are in the United States.

The Company is prepared to participate in the private energy market through two distinct avenues, namely, financing upgrades, or purchasing powerhouse assets and selling utilities back to clients through long-term contracts.

USE OF ESTIMATES
The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Changes in such estimates may affect amounts reported in future periods.

CASH AND CASH EQUIVALENTS
For purposes of the Statements of Cash Flows, all short-term investments in interest-bearing accounts and other instruments with an original maturity of three months or less are considered to be the equivalent of cash. The Company maintains all its cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

DEFERRED CONTRACT COSTS
Initial direct costs associated with negotiating the Company's contracts are capitalized and amortized over the life of the respective agreements.

                       AMERICAS POWER PARTNERS, INC.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company evaluates the terms of the energy services agreements (ESA) and operation and maintenance agreements (O&M) which it executes with clients to determine the applicable accounting treatment on an individual case basis. To the extent that ESA's provide for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from ESA's that qualify as operating leases under SFAS No. 13 is recorded on a straight-line basis over the term of the contract. O&M revenue also is recognized on a straight-line basis, which coincides with the monthly payments to vendors that provide the operations and maintenance service.
The Company grants credit to all of its customers.

EQUIPMENT AND FIXTURES
Equipment and fixtures, including capitalized equipment acquired by leases and improvements that significantly add to productive capacity or extend useful life, are recorded at cost. Depreciation expense, including the amortization of capital lease assets, is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: computer equipment (including software) - five years; office equipment - seven years; equipment leased to clients - the respective lease period.

PER SHARE OF COMMON STOCK
Primary earnings (loss) per share of Common Stock are computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the year. For fiscal 2000 and 1999, the fully diluted loss per share computation was antidilutive; therefore, the amount reported for primary and fully diluted loss per share is the same.

NEW ACCOUNTING STANDARDS
In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income in the financial statements. The Company's adoption of this new standard in June 2000 did not result in material changes to the financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. The Company's operations are deemed to be one reportable segment for purposes of this disclosure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets and liabilities

                       AMERICAS POWER PARTNERS, INC.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The Company believes adoption of this statement as amended by SFAS No. 137, which will occur by July 2001, will not have an affect on the financial statements, as the Company currently does not hold any derivative instruments.


NOTE B - MERGER AND EXCHANGE OF COMMON STOCK

On August 17, 1999, the Company completed a reverse merger with Oak Brook Capital II, Inc., a fully reporting public "shell" company under the Securities and Exchange Commission's Securities Act of 1934. Upon completion of the merger, Oak Brook Capital II, Inc. changed its name to Americas Power Partners, Inc., and issued 10,000 shares of common stock for each share of the former Americas Power Partners, Inc. then outstanding. All shares of the former Americas Power Partners, Inc. were retired.

The merger was accounted for as a pooling of interests. At the time of the merger, Oak Brook Capital II, Inc. had no assets, had recognized no revenue, and had incurred expenses of $11,925. All other expenses up to the date of the combination were incurred by the original Americas Power Partners, Inc.


NOTE C - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                             JUNE 30
                                       2000           1999
     Cash                              $ 622,874      $(20,041)
     Money market accounts               328,635       326,699

                                       $ 951,509      $306,658

NOTE D - LEASES

EQUIPMENT LEASED TO OTHERS
At June 30, 2000, the Company leased equipment to one client under an optimization and service agreement that meets the criteria of a financing lease and to another client for which the agreement

                       AMERICAS POWER PARTNERS, INC.

NOTE D - LEASES (CONTINUED)

is classified as an operating lease with contingent rentals. The net investment in the financing lease consists of the following:

     Minimum lease payments receivable       $ 756,085
     Less unearned interest income             158,601

     Net investment in financing lease       $ 597,484

Future minimum lease payments receivable as of June 30, 2000 are as follows:

     YEAR ENDING JUNE 30

          2001                               $ 164,964
          2002                                 164,964
          2003                                 164,964
          2004                                 164,964
          2005                                  96,229

                                             $ 756,085

Contingent rentals included in income from the operating lease were $1,883 during the fiscal year ended June 30, 2000.

OFFICE SPACE AND EQUIPMENT LEASED FROM OTHERS
During the year ended June 30, 2000, the Company entered into leases for computer equipment that are classified as capital leases and certain other leases for office space and a vehicle that are operating leases. At June 30, 2000, the future minimum lease payments under these leases are as follows:

                       AMERICAS POWER PARTNERS, INC.

NOTE D - LEASES (CONTINUED)

                              Operating      Capital
YEAR ENDING JUNE 30           Leases         Leases
2001                          $129,983       $ 10,816
2002                           133,658         10,816
2003                           132,454          4,192
2004                           133,859              -
2005                           137,875              -

Total minimum lease payments  $667,829         25,824
Less amounts representing
interest                                        3,175

Present value of net minimum
lease payments                                 22,649
Less current maturities                         8,781

Long-term capital
lease obligations                            $ 13,868

Included above is a five-year operating lease with a related-party management consulting firm (see Notes F and I) for office space entered into on May 17, 2000, which provides for annual rentals of $122,500 plus annual increases equal to the greater of 3% or the annual increase in the Consumer
Price Index.   Rental expense incurred for operating leases was $44,300 and
$624 in fiscal 2000 and 1999, respectively.


NOTE E - INCOME TAXES

The deferred tax assets, net of valuation allowances, in the accompanying balance sheets includes the following components:

                                                   JUNE 30
                                           2000             1999
Deferred tax assets                        $ 1,171,615      $ 223,000
Deferred tax asset valuation allowance      (1,171,615)      (223,000)

Net deferred tax assets                    $         -      $       -


The Company has loss carryforwards totaling $3,018,226 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                          AMERICAS POWER PARTNERS, INC.

NOTE E - INCOME TAXES (CONTINUED)

YEAR ENDING JUNE 30,
2019                               $      562,984
2020                                    2,455,242

                                    $   3,018,226


The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes because the aforementioned valuation allowance has been provided to reduce the deferred tax assets to the amount that is more likely than not to be realized.


NOTE F - RELATED PARTY TRANSACTIONS

On April 24, 1999, the Company entered into a three-year contract with a management consulting firm owned by two officers and directors of the Company that provides for payment of various consulting fees. The contract provided for minimum monthly consulting fees of $15,000 and an annual expense allowance of $125,000. The agreement also provided for additional minimum consulting fees totaling $150,000 upon completion of a reverse merger, such as that described in Note B, plus 550,000 shares of the Company's Common Stock. Subsequent to June 30, 2000, this contract was amended and extended. See Note I.

The Company also has entered into independent contractor agreements with three individuals who are officers and directors of the Company. These agreements provide for consulting services related to business development and the day-to-day management of the Company. Each agreement provides for a monthly payment to the independent contractor of $10,000 (multiplied by 125% for the remaining term if the contractor is terminated prior to the end of the respective agreement), plus an automobile allowance. Subsequent to June 30, 2000, these contracts were voluntarily cancelled.

During the fiscal years ended June 30, 2000 and 1999, the Company incurred the following expenses in connection with the aforementioned consulting agreements, as subsequently modified -see Note I:

                                             YEAR ENDED JUNE 30
                                           2000              1999
Management consulting fees and expenses    $ 163,480         $ 130,833
Consulting regarding merger                  205,770            75,000
Independent contractor fees                  353,000           135,707

                         TOTAL             $ 722,250         $ 341,540

                       AMERICAS POWER PARTNERS, INC.

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

On January 31, 2000, the Company issued 2,709,519 shares of its Series A Preferred Stock to a company, and certain of that company's officers and an affiliate, with which Americas Power Partners, Inc. has entered into "partnering" arrangements when signing certain contracts with its clients. In exchange for the Preferred Stock, the Company received 521,694 shares of its previously issued Common Stock, plus $3 million in cash. The Series A Preferred Stock Purchase Agreement provides that the Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price ($1.4846 at June 30, 2000) that ensures that, upon conversion, the previous preferred stockholders retain the same 21.55% Common Stock ownership interest as existed at the time the Agreement was signed. Each share of Series A Preferred Stock will automatically convert into Common Stock, if not previously converted, on the earlier of January 31, 2005 or a change in control of the investor company.

Optimization and monetization projects that the Company performed for its clients during the fiscal year ended June 30, 2000 included $693,434 of material and services acquired from the aforementioned investor company.


NOTE G - CUSTOMER CONCENTRATION

Sales to each of the Company's two customers amounted to more than 10% of total sales for the year ended June 30, 2000. The receivable balances for major customers were $43,529 and $32,059 as of June 30, 2000.


NOTE H - RECLASSIFICATION

For comparability, the fiscal 1999 financial statements reflect reclassifications where applicable to conform to the financial statement presentation used in fiscal 2000. The weighted average number of common shares outstanding for fiscal 1999 has been adjusted to reflect the equivalent number of shares after the effect of the reverse merger referred to in Note B.


NOTE I - SUBSEQUENT EVENTS

On August 9, 2000, the Company obtained a loan in the amount of $606,000 from a bank to finance an optimization project. The note is payable in 57 monthly installments of $13,593, including interest at a rate of 10.651% per annum.

On September 1, 2000, the Company signed a contract with a food processing corporation to purchase certain of its energy generation assets and, in turn, provide the company's full requirement energy services for the next sixteen years at estimated annual billings of $5,400,000.

                       AMERICAS POWER PARTNERS, INC.

NOTE I - SUBSEQUENT EVENTS (CONTINUED)

On September 13, 2000, the Company signed an executive employment agreement with an individual that provides that the individual will be employed as the chief executive officer and will be named as a member and chairman of the board of directors. Concurrently, the individual acquired 2,400,000 shares of Common Stock for $2,000,000 cash and a $1,000,000 promissory note.

On October 13, 2000, the board of directors of the Company authorized a special committee of the board to review prior related party transactions that occurred during a period when all of the Company's directors also were
consultants or employees of the company.   The special committee reported
the following matters, among others, to the board of directors on November 13, 2000.


   1) 2,848,186 options granted to purchase Common Stock for one-cent per share were deemed to be invalid, as the full board of directors had not approved an option plan or the issuance of the options. The special committee recommended and the full board agreed to adopt an omnibus option plan as of November 13, 2000 and to grant 1,140,645 options at the market price of $1.25 per share on that date to partially substitute for the invalid options. All persons holding the one-cent options voluntarily agreed to return those options and acknowledged that they were not valid.

     The Company had not previously recorded any expense related to the granting of the 2,848,186 options and, because they were not validly issued, the Company will not restate expenses for the respective prior quarterly periods.

     In addition, the board granted 994,101 options on November 13, 2000 at $1.25 per share to new employees and other parties.

   2) 930,000 shares of Common Stock were awarded to related party consultants and employees subsequent to the Company raising outside capital, and these shares were not properly approved by the board of directors. The individuals who received these shares have agreed to voluntarily return the shares to the treasury. In return, the board agreed to grant options to purchase 597,000 shares of stock at the market price on November 13, 2000 of $1.25 per share.

     The Company had not previously recorded any expense in connection with the above shares and, in light of their issuance subsequently being determined invalid, prior quarterly results will not be restated.

                       AMERICAS POWER PARTNERS, INC.

NOTE I - SUBSEQUENT EVENTS (CONTINUED)

     The Company had issued 60,000 shares of Common Stock to vendors in consideration of services rendered that were previously valued at $155,000. The committee determined that 25,000 of these shares were not authorized and these shares are being returned to the treasury.

     Following is a summary of options under the new plan, which were granted at the fair market value of $1.25 per share:


        Vest in                             Number
        YEAR ENDED JUNE 30,                 OF OPTIONS
        2001                                1,254,400
        2002                                  427,400
        2003                                  427,400
        2004                                  386,000
        2005                                  227,445
        2006                                    9,101

                                            2,731,746

   3) Under the valid contract referred to in Note F, the Company had paid consulting fees of $505,770 in connection with the raising of equity in the third quarter of fiscal 2000 and the reverse merger in the first
     quarter of fiscal 2000.   However, the special committee found that
     provisions of a Preferred Stock Purchase Agreement did not allow the
     Company to pay fees on that issue, and, accordingly, the Company will receive a refund of $300,000.  The third quarter of fiscal 2000 will be restated to record this reduction of consulting expense.

   4) The board has agreed to renegotiate payments for past services, and amend and extend for two years the contract with the related party consulting firm. In consideration of this, the firm has agreed to
     reduce its past consulting fees by $306,639.   The employment contract
     of another officer/director also was renegotiated, resulting in a refund to the Company of $93,000.  The June 30, 2000 balance sheet includes a receivable of $248,221 from the aforementioned related parties, and the balance of the recovery of $151,413 will be recorded in the first quarter of fiscal 2001.

   5) The lease obligations reported in Note D includes a five-year lease on office space in a building owned by two directors. These directors and the Company have agreed to have a third party real estate firm acceptable to both determine what the market lease rates and terms should be, and the lease will be modified for those findings, and adjusted to


                       AMERICAS POWER PARTNERS, INC.

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE I - SUBSEQUENT EVENTS (CONTINUED)

     cover any prior payments. This determination is expected to be completed by November 30, 2000 and may reduce future lease obligations.



                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of November 13, 2000.

       NAME         AGE            POSITION

Thomas R. Casten     58       Chief Executive Officer and Chairman of
                              the Board of Directors
Thomas W. Smith      42       President and Director
Raymond F. Weber     44       Chief Financial Officer, Executive Vice
                              President and Director
Mark A. Margason     44       Director, Vice Chairman
David W. Pequet      48       Director
Theodore Bogard      46       Director
Douglas V. Bloss     42       Director
John K. Leach        42       General Counsel and Secretary
Tom F. Perles        56       Chief Accounting Officer
Larry G. Cox         62       Executive Vice President of Engineering


Thomas R. Casten joined APP in September 2000 as Chief Executive Officer and Chairman of the Board of Directors. From 1986 to January 2000, Mr.
Casten founded and served as President and Chief Executive Officer of Trigen Energy Corporation. Between 1980 and 1986, he was Chief Executive
Officer of Trigen's predecessor company, Cogeneration Development Corp.
and prior to that he spent eleven years with Cummins Engine Company.



Thomas W. Smith was employed as President of APP in May 1999. He was elected to serve as a Director of the Company on September 13, 2000.
From 1996 to 1998, Mr. Smith was a partner with Alternative Energy
Consultants and from 1993 to 1995 he was Vice President of Business
Development for Polsky Energy Corporation.  Previous experience includes
Vice President Sales and Marketing for U. S. Turbine, Vice President
Sales and Marketing of International Power Technology, and Sales Manager of Westinghouse Electric Corporation.

Raymond F. Weber joined APP in August of 2000 as Chief Financial Officer and Executive Vice President.  He was elected a Director on September 11,
2000.   Prior to that Mr. Weber was a Director at Republic Financial from
1999 to August 2000 and Executive Vice President of Heller Financial,
Inc., serving as general manager of the company's Project Finance
Division from 1988 to 1998.  Mr. Weber was a Vice President within GE
Capital Corporation's Energy Project Finance unit from 1982 to 1988.

Mark A. Margason is a Director and Vice Chairman of APP.   Mr. Margason
resigned his position of Chief Executive Officer of APP on September 12,
2000, and continues as a Director, which he has served as since the
Company's inception.  Previously, Mr. Margason was a Vice President at
Citicorp North America from 1986 to 1991, and a Vice President at Mellon
Bank N. A. from 1982 to 1986.  He was employed at American National Bank and Trust Company of Chicago from 1979 and resigned as Assistant Vice
President in 1982.  Mr. Margason currently is a director of MPI
Investment Management, Inc., MPI Venture Management, LLC, and Livestock
Direct, Inc.

David W. Pequet was Chairman of the Board of Directors of APP since its inception in January 1998 through September 2000, and continues as a Director of the Company. He co-founded the advisory firm of MPI
Investment Management, Inc. (MPI) in 1986, and he is a managing partner of MPI Venture Management, LLC. He was a fixed income broker at Prudential Bache Securities since 1976. In June 2000, Mr. Pequet and MPI
Investment Management, Inc. settled a dispute with the SEC dating from 1993-94 regarding a violation of Section 206 and 207 ("Soft Dollar
Commissions") of the Investment Advisor Act of 1940. The settlement resulted in the payment of a disgorgement fee to the administrative agency and an agreement to cease and desist from any further violations.

Theodore Bogard was a Vice President of Project Development until October
31, 2000 and continues as a Director of APP   From 1996 to 1999, he was
an officer of a predecessor company responsible for power development in
South America.  Prior to 1996, he was a partner in a commercial real estate development company in Atlanta, Georgia for eight years.

Douglas V. Bloss is President of Armstrong Service, Inc. and Corporate
Vice President of Marketing and Sales for Armstrong International, Inc.
Mr. Bloss has been employed with Armstrong International, Inc. in various marketing capacities since 1980. He was elected a Director of APP on September 11, 2000.


John K. Leach joined APP as General Counsel in June 2000.  On October 13,
2000, he was elected by the Board of Directors to serve as the Company's
Secretary. Mr. Leach is licensed to practice law in the States of Illinois, Texas and Louisiana. Prior to joining Americas Power Partners,
Inc., he was a partner in the law firm of Preston & Cowan, L.L.P. in Houston, Texas. From 1985 through June 1998, he was employed as an associate then partner of Christovich and Kearney, L.L.P. in New Orleans, Louisiana and in Houston, Texas.

Tom F. Perles is Chief Financial Officer of MPI Venture Management, LLC, and has served as Chief Accounting Officer of Americas Power Partners,
Inc., a portfolio company of MPI, since March 2000.  Prior to March, Mr.
Perles was a financial consultant to computer software and real estate development companies for ten years. From 1982 to 1990, he was the chief financial officer and treasurer of Miller Building Systems and controller of Ball Seed Company. Prior to 1982, Mr. Perles was on the professional staff of Ernst & Young for 15 years.

Larry G. Cox, P.E. has been Executive Vice President of Engineering of
APP since its inception, and was employed at a predecessor company in the same capacity since April 1997. From 1991 to 1997, he was co-founder and President of International Development Engineering Associates, Inc., an international power development and engineering firm, and for fourteen years prior to that he was employed with Parsons Corporation as Principal
Project Manager. Mr. Cox served ten years with the U.S. Navy nuclear submarine program.

There are no family relationships between any of the Directors and officers of the Company, except for Thomas W. Smith and John K. Leach, who are related by marriage.

With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial
Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for the Company's Annual Meeting of Stockholders to be held in February 2001 and to be filed with the SEC approximately January, 2001, are incorporated by reference herein.


ITEM 10. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's Schedule 14A to be filed approximately January 2001 regarding a shareholder meeting to be held in February 2001.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Incorporated herein by reference from the Company's Schedule 14A to be filed approximately January 2001 regarding a shareholder meeting to be held in February 2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's Schedule 14A to be filed approximately January 2001 regarding a shareholder meeting to be held in February 2001.

                                 PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K

   * Financial Statements and Schedules.
     The following documents are filed as part of this report:

     Independent Auditors' Report
     Balance Sheets - June 30, 2000 and 1999
     Statements of Operations - For the Fiscal Years Ended June 30, 2000
        and 1999
     Statements of Stockholders' Equity - For the Fiscal Years Ended June
        30, 2000 and 1999
     Statements of Cash Flows - For the Fiscal Years Ended June 30, 2000
        and 1999
     Notes to Financial Statements

   *  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter ended June 30, 2000.



   *  Exhibits.

       Exhibit
      NUMBER DESCRIPTION


     10.1 Executive Employment Agreement by and between Thomas R. Casten and Americas Power Partners, Inc.

     10.2      Employment Agreement by and between Thomas W. Smith and
               Americas Power Partners, Inc.

     10.3      Americas Power Partners, Inc. 2000 Equity Incentive Plan

     10.4      Joint Operating Agreement

     10.5      Energy Services Agreement by and Between H. J. Heinz and
               Armstrong-Americas I, L.L.C.

     10.6 Operation and Maintenance Agreement by and Between H. J. Heinz and Armstrong-Americas I, L.L.C.

     11.       Statement re: computation of per share earnings.

     23        Report on Financial Statement Schedule and Consent of
               Independent Auditors

     27        Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAS POWER PARTNERS, INC.


Date: November 15, 2000             /s/ Thomas R. Casten
                                    THOMAS R. CASTEN
                                    Chairman of the Board and
                                    Chief Executive Officer


      November 15, 2000             /s/ Tom F. Perles
                                    TOM F. PERLES
                                    Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                               Title


     /s/ Thomas R. Casten          Chairman of the Board and Chief
     THOMAS R. CASTEN              Executive Officer and Director
                                   (Principal Executive Officer)



     /s/ Thomas W. Smith           President and Director
     THOMAS W. SMITH


     /s/ Raymond F. Weber          Executive Vice President,
     RAYMOND F. WEBER              Chief Financial Officer and Director


     /s/ Douglas V. Bloss          Director
     DOUGLAS V. BLOSS




     /s/ Mark A. Margason          Director
     MARK A. MARGASON



     /s/ Tom F. Perles             Chief Accounting Officer
     TOM F. PERLES


