Form 10QSB
period 2000-09-30
AMERICAS POWER PARTNERS INC
filed 2000-11-22
CIK 1072568

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


            For the quarterly period ended:  SEPTEMBER 30, 2000

                      Commission file Number:  0-24989


                       AMERICAS POWER PARTNERS, INC.
           (Exact Name of Registrant as Specified in its Charter)


              COLORADO                                05-0499526
    (State or Other Jurisdiction                  (I.R.S. Employer
          of Incororation)                      Identification Number)

   710 NORTH YORK ROAD, HINSDALE, IL                    60521
(Address of Principal Executive Offices)             (Zip code)


                               (630) 325-9111
            (Registrant's Telephone Number, Including Area Code)


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

Common Stock, no par value - 10,017,100 shares as of September 30, 2000.

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING
STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS INCLUDE:SUPPLY/DEMAND FOR PRODUCTS, COMPETITIVE PRICING PRESSURES, AVAILABILITY OF CAPITAL ON ACCEPTABLE TERMS, CONTINUING RELATIONSHIPS WITH STRATEGIC PARTNERS, DEPENDENCE ON KEY PERSONNEL, CHANGES IN INDUSTRY LAWS AND REGULATIONS, COMPETITIVE TECHNOLOGY, AND FAILURE TO ACHIEVE, COST REDUCTION TARGETS OR COMPLETE CONSTRUCTION PROJECTS ON
SCHEDULE.   THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE
FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAS POWER PARTNERS, INC.

                         CONSOLIDATED BALANCE SHEET

                             September 30, 2000

                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $2,038,195
    Accounts receivable                                       97,431
    Receivable from related parties - Note D                 699,639
    Current portion of net investment in leases              171,475
    Prepaid expenses                                          36,892

     TOTAL CURRENT ASSETS                                  3,043,632

EQUIPMENT AND FIXTURES
    Computer equipment                                       165,370
    Office equipment                                          59,131
    Equipment leased to clients                              773,166
    Leasehold improvements                                     7,378
                                                           1,005,045
    Less accumulated depreciation                            (15,386)

     TOTAL EQUIPMENT AND FIXTURES                            989,659

OTHER ASSETS
    Net investment in leases, less current portion           872,691
    Deposits                                                  31,998
    Deferred contract costs, net of accumulated
     amortization of $105,812                                204,874
    Note receivable from related party - Note D            1,000,000

     TOTAL OTHER ASSETS                                    2,109,563

     TOTAL ASSETS                                         $6,142,854



        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                         CONSOLIDATED BALANCE SHEET

                             September 30, 2000

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                $544,671
    Due to related party in connection with client contracts         553,895
    Current maturities of long-term debt                             135,269

     TOTAL CURRENT LIABILITIES                                     1,233,835

LONG-TERM DEBT - net of current maturities
    10  1/2  % note payable to bank, due May 2005 - Note B           493,401
    Capital leases                                                    54,315
    Deferred compensation - Note D                                    45,644

     TOTAL LIABILITIES                                             1,827,195

MINORITY INTEREST                                                    390,827

STOCKHOLDERS' EQUITY - Note D
     Preferred Stock, no par value,
        10,000,000 shares authorized;
        2,725,000 Series A authorized;
        2,709,519 shares issued and outstanding                    3,952,250
    Common Stock, no par value,
       40,000,000 shares authorized;
       10,017,100 shares issued and outstanding                    3,497,200
     Retained earnings deficit                                    (3,524,618)

     TOTAL STOCKHOLDERS' EQUITY                                    3,924,832

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $6,142,854



        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months        Three Months
                                                Ended               Ended
                                                SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
Contract revenues                               $  99,178           $       -
Cost of client services                            94,794                   -

     Gross profit                                   4,384                   -

Costs and expenses:
   Payroll and employee benefits                  284,514                   -
   Management and consulting fees - Note D        106,092             217,993
   Write-off project contract costs               104,205                   -
   Other professional fees                         79,897             149,195
   General and administrative                     172,458              81,111

     Total expenses                               747,166             448,299

     LOSS FROM OPERATIONS                        (742,782)           (448,299)

Interest income                                   (17,841)               (997)
Interest expense                                    7,641                   -
          Total interest income, net              (10,200)               (997)

     LOSS BEFORE MINORITY INTEREST               (732,582)           (447,302)

Minority interest in earnings of limited
   liability corporation                           (3,081)                  -

     NET LOSS                                   ($735,663)          ($447,302)

Net loss per share - basic and diluted             ($0.07)              ($.07)
Weighted average number of common
           shares outstanding - Note F         10,931,106           6,750,991

        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                          STATEMENTS OF CASH FLOWS



                                                              Three Months          Three Months
                                                              Ended                 Ended
                                                              SEPTEMBER 30, 2000    SEPTEMBER 30, 1999

Cash Flows from Operating Activities:
    Net loss                                                  ($735,663)            ($447,302)
    Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Provision for depreciation and amortization             111,148                     -
        Common Stock issued for services                         37,500                     -
        Minority interest                                       390,827                     -
        Pre-merger costs incurred by predecessor corporation          -                 4,200
        Change in accounts receivable                           (21,843)                    -
        Change in prepaid expenses and deposits                  (4,870)               (7,770)
        Change in accounts payable                              245,175               (17,322)
        Change in accrued expenses                               (3,432)                    -
        Change in deferred compensation                          45,644                     -
     Total adjustments                                          800,149               (20,892)
    Net cash provided by (used in) operating activities          64,486              (468,194)

Cash Flow from Investing Activities:
   Purchase of equipment and fixtures                          (776,796)                    -
   Purchase of equipment underlying lease agreements           (488,600)                    -
   Payments from lessees regarding finance lease receivables     41,918                     -
   Payment of deferred contract costs                           (90,582)                    -
   Net (advances to) repayments from related parties           (253,518)               57,000
   Net cash provided by (used in) investing activities       (1,567,578)               57,000

Cash Flow from Financing Activities:
    Payment on capital leases                                    (2,109)
    Payment on note payable to bank                              (8,113)
    Proceeds from issuance of note payable to bank              600,000
    Proceeds from issuance of Common Stock                    2,000,000               256,250
    Net cash provided by financing activities                 2,589,778               256,250

Net Increase (Decrease) in Cash                               1,086,686              (154,944)

Cash at beginning of period                                     951,509               306,658

     CASH AT END OF PERIOD                                  $ 2,038,195             $ 151,714

        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2000



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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its newly-formed, 50%-owned limited liability corporation, Armstrong-Americas I, LLC. The limited liability corporation agreement provides that the Company has management control over the operations of the LLC. All material intercompany accounts and transactions are eliminated.

USE OF ESTIMATES AND BASIS OF PRESENTATION
The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Changes in such estimates may affect amounts reported in future periods.

The interim financial information presented in the accompanying financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

                       AMERICAS POWER PARTNERS, INC.

                             September 30, 2000


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

PER SHARE OF COMMON STOCK
Primary earnings (loss) per share of Common Stock are computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the year. For fiscal 2001 and 2000, the fully diluted loss per share computation was antidilutive; therefore, the amount reported for primary and fully diluted loss per share is the same.


NOTE B - NOTE PAYABLE

On August 9, 2000, the Company obtained a loan in the amount of $606,000 from a bank to finance an optimization project. The note is payable in 57 monthly installments of $13,593, including interest at a rate of 10.651% per annum.


NOTE C - MERGER AND EXCHANGE OF COMMON STOCK

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

                       AMERICAS POWER PARTNERS, INC.

                             September 30, 2000


NOTE D - RELATED PARTY TRANSACTIONS

On April 24, 1999, the Company entered into a three-year contract with a management consulting firm owned by two officers and directors of the Company that provides for payment of various consulting fees. The contract provided for minimum monthly consulting fees of $15,000 and an annual expense allowance of $125,000. The agreement also provided for additional minimum consulting fees totaling $150,000 upon completion of a reverse merger, such as that described in Note C, plus 550,000 shares of the Company's Common Stock. Subsequent to June 30, 2000, this contract was amended and extended, as further described below.

The Company also has entered into independent contractor agreements with three individuals who are officers and directors of the Company. These agreements provide for consulting services related to business development and the day-to-day management of the Company. Each agreement provided for a monthly payment to the independent contractor of $10,000, plus an automobile allowance. Subsequent to June 30, 2000, these contracts were voluntarily cancelled, as further described below.

On October 13, 2000, the board of directors of the Company authorized a special committee of the board to review prior related party transactions that occurred during a period when all of the Company's directors also were
consultants or employees of the company.   The special committee reported
the following matters, among others, to the board of directors on November 13, 2000:

         1    2,848,186 options previously granted to
              purchase Common Stock for one-cent per
              share were deemed to be invalid, as the
              full board of directors had not approved an option plan or the issuance of the options. The special committee recommended and the full board agreed to adopt an omnibus option plan as of November 13, 2000 and to grant 1,140,645 options at the market price of $1.25 per share on that date to partially substitute for the invalid options. All persons holding the one-cent options voluntarily agreed to return those options and acknowledged that they were not valid.

     The Company had not previously recorded any expense related to the granting of the 2,848,186 options and, because they were not validly issued, the Company will not restate expenses for the respective prior quarterly periods.

     In addition, the board granted 994,101 options on November 13, 2000 at $1.25 per share to new employees and other parties.

            2  930,000 shares of Common Stock were
               awarded to related party consultants and employees subsequent to the Company raising outside capital, and these shares were not properly approved by the board of directors. The individuals who received these shares have agreed

                      AMERICAS POWER PARTNERS, INC.

                             September 30, 2000


   NOTE D - RELATED PARTY TRANSACTIONS (CONTINUED)

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

     Following is a summary of options under the new plan, which were granted at the fair market value of $1.25 per share:

                   Vest in                      Number
                   YEAR ENDED JUNE 30           OF OPTIONS

                   2001                         1,254,400
                   2002                           427,400
                   2003                           427,400
                   2004                           386,000
                   2005                           227,445
                   2006                             9,101

                                                2,731,746

       3     Under the valid contract referred to
             above, the Company had paid consulting
             fees of $505,770 in connection with the
             raising of equity in the third quarter of
             fiscal 2000 and the reverse merger in the
             first quarter of fiscal 2000.   However,
             The special committee found that
             provisions of a Preferred Stock Purchase
             Agreement did not allow the Company to
             pay fees on that issue, and, accordingly, the Company will receive a refund of $300,000. The third quarter of fiscal
             2000 will be restated to record this reduction of consulting expense.

       4     The board has agreed to renegotiate
             payments for past services, and amend and extend for two years the contract with the related party consulting firm referred to above. In consideration of this, the consulting firm has agreed to reduce its past consulting fees by

                       AMERICAS POWER PARTNERS, INC.

                             September 30, 2000


   NOTE D - RELATED PARTY TRANSACTIONS (CONTINUED)

     $306,639.   The employment contract of another officer/director also
     was renegotiated, resulting in a refund to the Company of $93,000. The September 30, 2000 balance sheet includes a receivable of $699,639 from the aforementioned related parties.

On September 13, 2000, the Company signed an executive employment agreement with an individual that provides that the individual will be employed as the chief executive officer and will be named as a member and chairman of the board of directors. Concurrently, the individual acquired 2,400,000 shares of Common Stock for $2,000,000 cash and a $1,000,000 promissory note. The note is secured by 1,200,000 of the underlying shares. The agreement also provides that the employee's first year salary and bonus will be earned and accrued ratably during the period, but payment will be deferred, with interest accruing and paid annually, until the earlier of the employee's termination or tenth anniversary.


NOTE E - CUSTOMER CONCENTRATION

On September 1, 2000, the Company signed a contract with a food processing corporation to purchase certain of its energy generation assets and, in turn, provide the company's full requirement energy services for the next sixteen years at estimated annual billings of $5,400,000. The Company will begin recognizing revenue from this contract in the second quarter of fiscal 2001.


NOTE F - RECLASSIFICATION

For comparability, the fiscal 2000 financial statements reflect reclassifications where applicable to conform to the financial statement presentation used in fiscal 2001. The weighted average number of common shares outstanding for fiscal 2000 has been adjusted to reflect the equivalent number of shares after the effect of the reverse merger referred to in Note C.


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

During the third quarter of fiscal 2000, the Company signed its first two contracts for the monetization and optimization of steam generation facilities, and recognized revenue and expenses associated with the contracts. Three additional contracts were signed in the quarter ended September 30, 2000, with two of these resulting in revenues and costs recorded in the quarter. The third contract, signed between the Company's majority controlled limited liability corporation and a food processing company, will provide estimated annual billings of $5,400,000 starting in the second quarter of fiscal 2001

During the period of three months ended September 30, 2000, the Company incurred a net loss of $735,663, compared to a net loss of $447,302 for the corresponding prior year period.. In the current period, the Company recorded the following expenses that were either not present in or changed over the corresponding amounts recorded during corresponding period of fiscal 2000:

   1) The first employee was hired and placed on the payroll in October 1999. As of the end of September 2000, payroll expense included seven employees, plus the provisions of a deferred compensation agreement (see Note D of Notes to Consolidated Financial Statements).

   2) Management and consulting fees decreased $111,900, principally as a result of the renegotiation of a contract with the venture capital/management firm responsible for orchestrating the August 1999 reverse merger with a publicly-traded corporate entity and certain other capital formation activities (see Note D of Notes to Consolidated Financial Statements).

   3) During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources and, accordingly, approximately$104,200 of previously deferred development costs relating to these projects were written-off.

   4) Professional fees decreased approximately $69,300 as a result of the decision in the fourth quarter of the prior fiscal year to internally perform the Company's legal function.

   5) General and administrative expenses increased approximately $91,300 over the prior year period with the additional expenditures relating to increased personnel, rental of office facilities, accounting fees associated with the reporting requirements of a publicly-held company, and the initiation of marketing programs.

Interest income increased $16,800 in fiscal 2001 over the prior year period as a result of the higher cash balances available from the sale of Common Stock and the outside investment made in the Company's majority controlled. 50%-owned limited liability company. Interest expense in the fiscal 2001 period was $7,641 and resulted from capital leases for equipment and a bank loan that were entered into in the latter half of the prior fiscal year or the current period.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at September 30, 2000 was $1,809,797, compared to $743,482 at June 30, 2000. Cash balances at September 30 increased $1,086,686 from the prior year-end, principally representing the balance of the proceeds from a Common Stock issue. In addition, working capital increased $699,639 with a receivable from related parties, resulting from the renegotiation of prior year employment and consulting agreement that reduced current period and prior year expenses. The initiation since January 2000 of the Company's first four contracted projects resulted in an increase in accounts payable and an amount due to a related party in connection with a client contract.

The Company had signed one bank note, in the amount of $606,000, relating to the financing of a client project. The Company had no line of credit at September 30, 2000.

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


ITEM 2. Changes in Securities

During the period of three months ended September 30, 2000, the Company issued 37,500 shares of its Common Stock, no par value, in exchange for certain public relation services, and recorded the issuance in the financial statements at the fair market value of the shares at the time the services were performed.

On September 13, 2000, the Company signed an executive employment agreement with an individual that provides that the individual will be employed as the chief executive officer and will be named as a member and chairman of the board of directors. Concurrently, the following shares were issued:

     1,200,000 shares of Common Stock, no par value, were sold to a related family partnership at a price of $1.25 per share. The aggregate purchase price of $1,500,000 was paid in cash.

     1,200,000 shares of Common Stock, no par value, were sold to the individual at a price of $1.25 per share. The aggregate purchase price of $1,500,000 was paid as follows:

             Cash in the amount of $500,000.

             A promissory, interest bearing note in the amount of $1,000,000, payable in one lump sum on the earlier of (i) the tenth anniversary of the note, or (ii) two years after individual's termination from the Company. The note is secured by a pledge and security interest in 1,200,000 shares of Common Stock.


ITEM 3. Defaults Upon Senior Securities

          None


ITEM 4. Submission of Matters to a Vote of Security Holders

          None


ITEM 5. Other Information

          None


ITEM 6. Exhibits and Reports on Form 8-K

         a.  Exhibits:

                       27.0  Financial Data Schedule


   *  Reports on Form 8-K:

      1         Form 8-K filed July 7 and
                August 8, 2000 (amended)
                regarding a change in the
                Registrants' certifying
                accountant.

      2         Form 8-K filed September
                14, 2000 regarding a three
                year executive employment
                agreement with Thomas R.
                Casten to serve as the
                Company's Chief Executive
                Officer.



                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   AMERICAS POWER PARTNERS, INC.

      November 21, 2000            /s/  Thomas R. Casten
                                   THOMAS R. CASTEN
                                   Chairman and Chief Executive Officer


      November 21, 2000            /s/  Tom F. Perles
                                   TOM F. PERLES
                                   Chief Accounting Officer