Form 10-Q
period 2000-12-31
AMERICAS POWER PARTNERS INC
filed 2001-02-16
CIK 1072568

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


             For the quarterly period ended:  DECEMBER 31, 2000

                      Commission file Number:  0-24989


                        AMERICAS POWER PARTNERS, INC.
           (Exact Name of Registrant as Specified in its Charter)


               COLORADO                               05-0499526
     (State or Other Jurisdiction)                 (I.R.S. Employer
           of Incorporation                     Identification Number)

   710 NORTH YORK ROAD, HINSDALE, IL                    60521
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

Common Stock, no par value - 10,017,100 shares as of December 31, 2000.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAS POWER PARTNERS, INC.

                         CONSOLIDATED BALANCE SHEET

                             December 31, 2000

                                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $  327,602
    Accounts receivable                                           1,305,452
    Receivable from related parties - Note D                        391,640
    Current portion of net investment in leases                     259,939
    Prepaid expenses and deferred contract costs                    357,544
                                                                 ----------
     TOTAL CURRENT ASSETS                                         2,642,177

EQUIPMENT AND FIXTURES
    Computer equipment                                              166,281
    Office equipment                                                 83,627
    Equipment leased to clients                                     783,195
    Leasehold improvements                                            7,773
                                                                 ----------
                                                                  1,040,876
    Less accumulated depreciation and amortization                  (42,243)
                                                                 ----------
     TOTAL EQUIPMENT AND FIXTURES                                   998,633

OTHER ASSETS
    Net investment in leases, less current portion                  530,174
    Deposits                                                         31,682
    Deferred contract costs, net of accumulated
     amortization of $111,248                                       134,387
    Note receivable from related party - Note D                   1,000,000
                                                                 ----------
     TOTAL OTHER ASSETS                                           1,696,243
                                                                 ----------

     TOTAL ASSETS                                                $5,337,053


        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                         CONSOLIDATED BALANCE SHEET

                             December 31, 2000

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $  419,769
    Due to related party in connection with client contracts        437,221
    Current maturities of long-term debt                            138,315
    Deferred compensation - Note D                                  296,449

     TOTAL CURRENT LIABILITIES                                    1,291,754

LONG-TERM DEBT - net of current maturities
    10 1/2 % note payable to bank, due May 2005 - Note B            465,473
    Capital leases                                                   51,903

     TOTAL LIABILITIES                                            1,809,130

MINORITY INTEREST                                                   434,304

STOCKHOLDERS' EQUITY - Note D
     Preferred Stock, no par value,
        10,000,000 shares authorized;
        2,725,000 Series A authorized;
        2,709,519 shares issued and outstanding                   3,952,250
    Common Stock, no par value,
       40,000,000 shares authorized;
       10,017,100 shares issued and outstanding                   3,497,200
     Retained earnings deficit                                   (4,355,831)

     TOTAL STOCKHOLDERS' EQUITY                                   3,093,619

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $5,337,053

        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Six Months     Six Months
                                           Ended          Ended
                                           DECEMBER 31,   DECEMBER 31,
                                           2000           1999
Contract revenues                          $  334,955     $         -
Cost of client services                       193,331               -

     Gross profit                             141,624               -

Costs and expenses:
   Payroll and employee benefits              854,652         173,579
   Management and consulting fees - Note D    134,425         390,000
   Write-off project contract costs            85,865               -
   Other professional fees                    144,374         156,477
   General and administrative                 463,423         225,268

     Total expenses                         1,682,739         945,324

     LOSS FROM OPERATIONS                  (1,541,115)       (945,324)

Interest income                               (49,047)        ( 1,262)
Interest expense                               28,250           1,346
          Total interest income, net          (20,797)           ( 84)

     LOSS BEFORE MINORITY INTEREST         (1,520,318)       (945,408)

Minority interest in earnings of limited
   liability corporation                      (46,559)              -

     NET LOSS                            ($ 1,566,877)      $(945,408)

Net loss per share - basic and diluted         ($0.13)         ($0.14)
Weighted average number of common
           shares outstanding - Note F     12,288,776       6,766,694

        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months        Three Months
                                         Ended               Ended
                                         DECEMBER 31, 2000   DECEMBER 31, 1999
Contract revenues                        $  235,777          $            -
Cost of client services                      98,537                       -

     Gross profit                           137,240                       -

Costs and expenses:
   Payroll and employee benefits            570,138                 173,579
   Management and consulting fees - Note D   28,333                 172,007
   Write-off project contract costs         (18,340)                      -
   Other professional fees                   64,477                   7,282
   General and administrative               290,965                 144,157

Total expenses                              935,573                 497,025

     LOSS FROM OPERATIONS                  (798,333)               (497,025)

Interest income                             (31,206)                   (265)
Interest expense                             20,609                   1,346
          Total interest income, net        (10,597)                 (1,081)

     LOSS BEFORE MINORITY INTEREST         (787,736)               (498,106)

Minority interest in earnings of limited
   liability corporation                    (43,478)                      -

     NET LOSS                            ($ 831,214)              ($498,106)

Net loss per share - basic and diluted       ($0.06)                  ($.07)
Weighted average number of common
           shares outstanding - Note F   13,646,445               6,782,396


        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                          STATEMENTS OF CASH FLOWS

                                                           Six Months             Six Months
                                                           Ended                  Ended
                                                           DECEMBER 31, 2000      DECEMBER 31, 1999

Cash Flows from Operating Activities:
    Net loss                                               ($1,566,877)           ($945,408)
    Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Provision for depreciation and amortization            123,333                  527
        Common Stock issued for services                        37,500                    -
        Minority interest                                       46,559                    -
        Change in accounts receivable                       (1,013,871)                   -
        Change in prepaid expenses and deposits                (48,239)              (2,352)
        Change in accounts payable                             (98,501)              16,576
        Change in accrued expenses                              (3,432)             100,000
        Change in advances from investors                            -              250,000
        Change in deferred compensation                        296,449                    -
     Total adjustments                                        (660,202)             364,751
    Net cash used in operating activities                   (2,227,079)            (580,657)
Cash Flow from Investing Activities:
   Purchase of equipment and fixtures                         (811,052)                   -
   Purchase of equipment underlying lease agreements          (488,600)                   -
   Payments from lessees regarding finance lease receivables    79,977                    -
   Increase in deposits                                         (2,979)             (13,710)
   Payment of deferred contract costs                         (279,411)                   -
   Repayments from related parties                             156,581                    -
   Net cash used in investing activities                    (1,345,484)             (13,710)
Cash Flow from Financing Activities:
    Payment on capital leases                                   (5,845)                   -
    Payment on note payable to bank                            (33,244)              (1,878)
    Minority interest investment in limited liability company  387,745                    -
    Payments on insurance financing                                  -               (6,905)
    Proceeds of related party loans                                  -               67,000
    Proceeds from issuance of note payable to bank             600,000                    -
    Proceeds from issuance of Common Stock                   2,000,000              376,250
    Net cash provided by financing activities                2,948,656              434,467
Net Decrease in Cash                                          (623,907)            (159,900)

Cash at beginning of period                                    951,509              306,658

     CASH AT END OF PERIOD                                   $ 327,602            $ 146,758


        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 2000



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

                             December 31, 2000


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

                             December 31, 2000


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

The Company also had independent contractor agreements with three individuals who are officers and directors of the Company. These agreements provided for consulting services related to business development and the day-to-day management of the Company. Each agreement provided for a monthly
payment to the independent contractor of $10,000.   Subsequent to June 30,
2000, these contracts were voluntarily cancelled, as further described below.

On October 13, 2000, the board of directors of the Company authorized a special committee of the board to review prior related party transactions that occurred during a period when all of the Company's directors also were
consultants or employees of the Company.   The special committee reported
the following matters, among others, to the board of directors on November 13, 2000:

   1. 2,848,186 options previously granted to purchase Common Stock for one-cent per share were deemed to be invalid, as the full board of directors had not approved an option plan or the issuance of the options. The special committee recommended and the full board agreed to adopt an omnibus option plan as of November 13, 2000 and to grant 1,140,645 options at the market price of $1.25 per share on that date to partially substitute for the invalid options. All persons holding the one-cent options voluntarily agreed to return those options and acknowledged that they were not valid.

      The Company had not previously recorded any expense related to the granting of the 2,848,186 options and, because they were not validly issued, the Company will not restate expenses for the respective prior quarterly periods.

      In addition, the board granted 994,101 options on November 13, 2000 at $1.25 per share to new employees and other parties.

   2. 930,000 shares of Common Stock were awarded to related party consultants and employees subsequent to the Company raising outside capital, and these shares were not properly approved by the board of directors. The individuals who received these shares have agreed

                       AMERICAS POWER PARTNERS, INC.

                             December 31, 2000


   NOTE D - RELATED PARTY TRANSACTIONS (CONTINUED)

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

     The Company had issued 60,000 shares of Common Stock to vendors in consideration of services rendered that were previously valued at $155,000. The committee determined that 25,000 of these shares were not authorized and these shares have been returned to the treasury.

  3. Under the valid contract referred to above, the Company had paid consulting fees of $505,770 in connection with the raising of equity in the third quarter of fiscal 2000 and the reverse merger in the
     first quarter of fiscal 2000.   However, the special committee found
     that provisions of a Preferred Stock Purchase Agreement did not allow the Company to pay fees on that issue, and, accordingly, the Company will receive a refund of $300,000. The third quarter of fiscal 2000 will be restated to record this reduction of consulting expense.

  4. The board has agreed to renegotiate payments for past services, and amend and extend for two years the contract with the related party consulting firm referred to above. In consideration of this, the consulting firm has agreed to reduce its past consulting fees by
     $306,639.   The employment contract of another officer/director also
     was renegotiated, resulting in a refund to the Company of $93,000. The December 31, 2000 consolidated balance sheet includes the remaining receivable of $391,640 from the aforementioned related parties.

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

                       AMERICAS POWER PARTNERS, INC.

                             December 31, 2000


NOTE E - CUSTOMER CONCENTRATION

On September 1, 2000, the Company signed a contract with a food processing corporation to purchase certain of its energy generation assets and, in turn, provide the company's full requirement energy services for the next sixteen years at estimated annual billings of $4 million, of which an approximately $400,000 will be recognized as annual revenues. The Company began recognizing revenue from this contract in the second quarter of fiscal 2001.


NOTE F - RECLASSIFICATION

For comparability, the fiscal 2000 financial statements reflect reclassifications where applicable to conform to the financial statement presentation used in fiscal 2001. The weighted average number of common shares outstanding for fiscal 2000 has been adjusted to reflect the equivalent number of shares after the effect of the reverse merger referred to in Note C.

NOTE G - SUBSEQUENT EVENT

On January 24, 2001, the Company entered into an agreement that provided for the following effective on that date:

   * The purchase of 2,899,000 shares of Common Stock from the chief executive officer and another employee. Concurrently, the chief executive officer and three other employees resigned effective January 15, 2000.

   * The sale to a company formed by the aforementioned group of former employees of the development rights related to large power projects in the carbon black and calcined carbon industries.

Accordingly, the deferred contract costs relating to the abovementioned sold projects and the deferred compensation applicable to the former chief executive officer are classified as current assets and liabilities on the December 31, 2000 consolidated balance sheet.

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

During the third quarter of fiscal 2000, the Company signed its first two contracts for the monetization and optimization of steam generation facilities, and recognized revenue and expenses associated with the contracts. Three additional contracts were signed in the quarter ended September 30, 2000, with two of these resulting in revenues and costs recorded in that quarter. Services provided under the third contract, signed between the Company's majority controlled limited liability corporation and a food processing company, began in October 2000 and generated revenues of approximately $100,000 for the quarter ended December 31, 2000.

During the period of six months ended December 31, 2000, the Company incurred a net loss of $1,566,877, compared to a net loss of $945,408 for the corresponding prior year period. For the current three-month period, the Company recorded a loss of $831,214, compared to a loss of $498,106 for the 1999 second quarter. In the current fiscal 2001 periods, the Company recorded the following expenses that were either not present in or changed over the corresponding amounts recorded during the respective periods of fiscal 2000.

PAYROLL AND BENEFITS: The Company's first employee was hired and placed on the payroll in October 1999. As of the end of December 2000, payroll expense included ten employees. In addition, payroll expense for the quarter ended December 2000 increased approximately 285,600 over the previous quarter, principally as a result of a provision for deferred compensation as required by an agreement signed at the end of the first fiscal quarter (see Note D of Notes to Consolidated Financial Statements).

MANAGEMENT AND CONSULTING FEES: Management and consulting fees decreased approximately $255,500 for the six months ended December 31, 2000, compared to the corresponding period of the prior year, principally as a result of the renegotiation of a contract with the venture capital/management firm responsible for orchestrating the August 1999 reverse merger with a publicly-traded corporate entity and certain other capital formation activities (see Note D of Notes to Consolidated Financial Statements). A decrease of approximately $143,700 was realized between the three month periods ended December 31, 2000 and 1999 for the same reason.

WRITE-OFF PROJECT CONTRACT COSTS: During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources and, accordingly, approximately $104,200 of previously deferred development costs relating to these projects was written-off. In the subsequent three month period, the Company received a $20,000 vendor retainer credit to apply against the aforementioned charge.

OTHER PROFESSIONAL FEES: Professional fees decreased approximately $12,100 during the current six month period compared to the prior year as a result of the decision in the fourth quarter of the prior fiscal year to internally perform the Company's legal function, offset by a $60,000 increase in public relations expense in fiscal 2001. Professional fees increased approximately $57,000 during the current three month period ended December 31, 2000 compared to the corresponding period of the prior year as a result of the internal legal function involvement with an increased volume of activity.

GENERAL AND ADMINISTRATIVE: General and administrative expenses in the six and three month periods ended December 31, 2000 increased approximately 100% over the corresponding prior year periods with the additional expenditures relating to increased personnel, rental of office facilities, depreciation of Company-owned and client-leased equipment, accounting fees associated with the reporting requirements of a publicly-held company, and the initiation of marketing programs.

INTEREST INCOME: Interest income increased approximately $45,000 and $31,000, respectively, in the six and three month periods ended December 31, 2000 over the corresponding prior year periods as a result of the higher cash balances available from the sale of Common Stock in September 2000, and the outside investment made in the Company's majority controlled 50%-owned limited liability company.

INTEREST EXPENSE: Interest expense in the six and three month fiscal 2001 periods increased $27,000 and $19,200, respectively, as a result of a bank loan entered into early in the current fiscal year and capital leases for equipment signed subsequent to December 1999.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at December 31, 2000 was $1,350,423, compared to $743,482 at June 30, 2000. Cash balances at December 31 decreased $624,000 from the prior year-end principally as a result of payments made for the first time by the 50%-owned limited liability company on behalf of a client, for which it was not reimbursed as of the end of the period. The initiation of billing activity by the aforementioned affiliate resulted in a $1,230,000 increase in accounts receivable over the prior year end.

The Company has signed one bank note, in the amount of $606,000, relating to the financing of a client project. The Company has no line of credit at December 31, 2000.

Management believes that, in order to attract and finance additional optimization and monetization projects, significant amounts of new capital will be needed. In addition, working capital financing will be needed to facilitate the Company's utility invoice processing service for current and future clients. The Company intends to secure such additional capital to sustain its project development plans, which may include acquisition of client energy facilities, through bank financing or equity markets. The Company cannot be certain that it will be successful in efforts to raise such new funds.

On January 24, 2001, the Company entered into an agreement pursuant to which 2,899,000 shares of Common Stock were repurchased from the chief executive officer and another employee of the Company for $600,000 and the development rights related to certain large power projects in the carbon black and calcined carbon industries. The transaction results in a decrease in the monthly operating expenses of the Company and reduces the number of outstanding shares of Common Stock. However, the transaction also has reduced the Company's cash balance available to meet future capital requirements.

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


ITEM 2.  Changes in Securities

During the period of three months ended December 31, 2000, there were no changes in the Company's outstanding securities.


ITEM 3.  Defaults Upon Senior Securities

     None


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None


ITEM 5.  Other Information

     None


ITEM 6.  Exhibits and Reports on Form 8-K

   1) Exhibits:

          10. Agreement dated January 24, 2001 between Americas Power Partners, Inc., Thomas R. Casten, the Casten Family Partnership, Larry Cox, and Private Power LLC,

          27.0  Financial Data Schedule

   *  Reports on Form 8-K:

          There were no Form 8-K filings during the three months ended December 31, 2000.

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   AMERICAS POWER PARTNERS, INC.

      February 14, 2001            /s/ Thomas W. Smith
                                       THOMAS W. SMITH, President

      February 14, 2001            /s/ Tom F. Perles
                                       TOM F. PERLES, Chief Accounting Officer