Form 10QSB
period 2001-03-31
AMERICAS POWER PARTNERS INC
filed 2001-05-17
CIK 1072568

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


              For the quarterly period ended:  MARCH 31, 2001

                      Commission file Number:  0-24989


                       AMERICAS POWER PARTNERS, INC.
           (Exact Name of Registrant as Specified in its Charter)


               COLORADO                                05-0499526
      (State or Other Jurisdiction                  (I.R.S. Employer
           of Incorporation)                      Identification Number)

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

                                               YES [  ]        NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, no par value - 7,078,100 shares as of March 31, 2001.

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING
STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS INCLUDE:SUPPLY/DEMAND FOR PRODUCTS, COMPETITIVE PRICING PRESSURES, AVAILABILITY OF CAPITAL ON ACCEPTABLE TERMS, CONTINUING RELATIONSHIPS WITH STRATEGIC PARTNERS, DEPENDENCE ON KEY PERSONNEL, CHANGES IN INDUSTRY LAWS AND REGULATIONS, COMPETITIVE TECHNOLOGY, AND FAILURE TO ACHIEVE COST REDUCTION TARGETS OR COMPLETE CONSTRUCTION PROJECTS ON
SCHEDULE.   THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE
FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAS POWER PARTNERS, INC.

                         CONSOLIDATED BALANCE SHEET

                               March 31, 2001


                                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                            $  229,740
    Accounts receivable                                     268,277
    Receivable from related parties - Note D                345,021
    Current portion of net investment in leases             141,011
    Inventory - fuel oil                                    187,390
    Prepaid expenses and deferred contract costs             60,782
                                                         ----------
     TOTAL CURRENT ASSETS                                 1,232,221

EQUIPMENT AND FIXTURES
    Computer equipment                                      120,482
    Office equipment                                         55,997
    Equipment leased to clients                             922,848
    Leasehold improvements                                    8,729
                                                         ----------
                                                          1,108,056
    Less accumulated depreciation and amortization          (66,452)
                                                         ----------
     TOTAL EQUIPMENT AND FIXTURES                         1,041,604

OTHER ASSETS
    Net investment in leases, less current portion          613,005
    Deposits                                                 50,904
    Deferred contract costs, net of accumulated
     amortization of $225,789                               154,908
                                                         ----------
     TOTAL OTHER ASSETS                                     818,817
                                                         ----------
     TOTAL ASSETS                                        $3,092,642
                                                         ==========

        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                         CONSOLIDATED BALANCE SHEET

                               March 31, 2001

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $  550,155
    Due to related party in connection with client contracts      478,803
    Note payable to related party                                  17,500
    Current maturities of long-term debt                          129,142
                                                               ----------
     TOTAL CURRENT LIABILITIES                                  1,175,600

LONG-TERM DEBT - net of current maturities
    10  1/2  % note payable to bank, due May 2005 - Note B        436,674
    Capital leases                                                 26,694
                                                               ----------
     TOTAL LIABILITIES                                          1,638,968

MINORITY INTEREST                                                 417,110

STOCKHOLDERS' EQUITY - Note D
     Preferred Stock, no par value,
        10,000,000 shares authorized;
        2,725,000 Series A authorized;
        2,709,519 shares issued and outstanding                 3,952,250
    Common Stock, no par value,
       40,000,000 shares authorized;
       7,078,100 shares issued and outstanding                  1,567,101
     Retained earnings deficit                                 (4,482,787)
                                                               ----------
     TOTAL STOCKHOLDERS' EQUITY                                 1,036,564
                                                               ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $3,092,642
                                                               ==========


        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months
                                          Nine Months        Ended
                                          Ended              March 31, 2000 -
                                          MARCH 31, 2001     NOTE D
                                          --------------     ----------------
Contract revenues                         $  606,808         $     30,437
Cost of client services                      445,825               32,437
                                          -------------      --------------
     Gross profit (loss)                     160,983               (2,000)

Costs and expenses:
   Payroll and employee benefits           1,157,941              308,822
   Management and consulting fees - Note D   209,426              739,582
   Write-off project contract costs           89,880                    -
   Other professional fees                   146,262              288,861
   General and administrative                630,144              434,430
                                           ------------      --------------
     Total expenses                        2,233,653            1,771,695
                                           ------------      --------------

     LOSS FROM OPERATIONS                 (2,072,670)          (1,773,695)

Interest income                              (59,344)             (19,034)
Interest expense                              45,909                1,528
Gain on sale of assets                      (394,766)                   -
                                           -------------     --------------
          Total other income, net           (408,201)             (17,506)

     LOSS BEFORE MINORITY INTEREST        (1,664,469)          (1,756,189)

Minority interest in earnings of limited
   liability corporation                     (29,364)                   -
                                           -------------      -------------
     NET LOSS                           ($ 1,693,833)         ($1,756,189)
                                           =============      =============
Net loss per share - basic and diluted            ($0.14)          ($0.21)
Weighted average number of common
           shares outstanding - Note G        12,256,581         8,489,259

        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                                                           Three Months
                                         Three Months      Ended
                                         Ended             March31, 2000 -
                                         MARCH 31, 2001    NOTE D
Contract revenues                        $  271,853        $   30,437
Cost of client services                     252,494            32,437
                                         ------------      -------------
     Gross profit (loss)                     19,359            (2,000)

Costs and expenses:
   Payroll and employee benefits            303,290           135,243
   Management and consulting fees - Note D   75,000           349,582
   Write-off project contract costs           4,015                 -
   Other professional fees                    1,888           132,384
   General and administrative               166,721           209,162
                                         ------------      -------------
     Total expenses                         550,914           826,371
                                         ------------      -------------
     LOSS FROM OPERATIONS                  (531,555)         (828,371)

Interest income                             (10,297)          (17,772)
Interest expense                             17,659               182
Gain on sale of assets                     (394,766)                -

          Total other income, net          (387,404)           17,590
                                         -------------     -------------
     LOSS BEFORE MINORITY INTEREST         (144,151)         (810,781)

Minority interest in earnings of limited
   liability corporation                     17,195                 -
                                         -------------     -------------
     NET LOSS                            ($ 126,956)        ($810,781)
                                         =============     =============
Net loss per share - basic and diluted       ($0.01)           ($0.08)
Weighted average number of common
           shares outstanding - Note G   12,186,761         9,616,483


        See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                          STATEMENTS OF CASH FLOWS


                                                                 Nine Months
                                             Nine Months         Ended
                                             Ended               March 31, 2000-
                                             MARCH 31, 2001      NOTE D
Cash Flows from Operating Activities:
    Net loss                                 ($1,693,833)        ($1,756,189)
    Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
        Provision for depreciation and
         amortization                            276,291               3,297
        Loss on sale of equipment and
         fixtures                                 47,662                   -
        Redemption of Common Stock in
         exchange for assets                    (291,480)                  -
        Common Stock issued for services          37,500                   -
        Minority interest                         29,364                   -
        Change in accounts receivable             23,304             (62,499)
        Change in receivable from related
         parties                                (151,418)           (300,000)
        Change in inventory                     (187,390)                  -
        Change in prepaid expenses and
         deferred contract costs                  (2,043)            (44,521)
        Change in accounts payable               (43,899)             40,627
        Change in accrued expenses                (3,432)             81,936
        Change in deferred revenues                    -              32,060
                                              -----------         -----------
     Total adjustments                          (265,541)           (249,100)
                                              -----------         -----------
    Net cash used in operating activities     (1,959,374)         (2,005,289)
Cash Flow from Investing Activities:
   Purchase of equipment and fixtures           (844,784)            (22,168)
   Purchase of equipment underlying lease
    agreements                                  (488,600)                  -
   Payments from lessees regarding finance
    lease receivables                            116,075                   -
   Increase in deposits                          (16,938)             (7,770)
   Payment of deferred contract costs           (179,053)                  -
   Repayments from related parties               308,000             (34,515)
                                              ----------           ----------
   Net cash used in investing activities      (1,105,300)            (64,453)
Cash Flow from Financing Activities:
    Payments on capital leases                   (11,138)             (2,877)
    Payments on long-term debt                   (59,202)                  -
    Minority interest investment in limited
     liability company                           387,745                   -
   Payments on insurance financing                     -             (17,635)
    Payments for redemption of Common Stock     (592,000)
    Proceeds of related party note/advance        17,500              10,000
    Proceeds from issuance of note payable to
     bank                                        600,000                   -
    Proceeds from issuance of Common Stock     2,000,000             551,350
    Proceeds from issuance of Preferred Stock          -           3,000,000
                                              ----------          ----------
    Net cash provided by financing activities  2,342,905           3,540,838
                                              ----------          ----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                    (721,769)          1,471,096

Cash and cash equivalents at beginning of
 period                                          951,509             306,658
                                              ----------          ----------
     CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                         $ 229,740         $ 1,777,754
                                              ==========          ==========


See accompanying Notes to Consolidated Financial Statements.

                       AMERICAS POWER PARTNERS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2001



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

The Company was formed to develop, optimize, own and operate power plant systems (steam, electric, compressed air, water, waste water and condensate return) for industrial, commercial and institutional clients. The Company has formed strategic alliances with several recognized energy companies in the areas of power plant optimization, operations and maintenance, fuel supply and electric power marketing. The Company's strategic partners bring key skill sets to the development process and have provided the Company with project opportunities from their established customer bases. The Company generates revenue primarily from fees produced from structuring and financing these energy projects. All of the Company's customers are in the United States.

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

                               March 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company evaluates the terms of the energy services agreements (ESA) and operation and maintenance agreements (O&M) which it executes with clients to determine the applicable accounting treatment on an individual case basis. To the extent that ESA's provide for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from ESA's that qualify as operating leases under SFAS No. 13 is recorded on a straight-line basis over the term of the contract. O&M revenue also is recognized on a straight-line basis, which coincides with the monthly payments to vendors that provide the operations and maintenance service. Revenue from sale of commodities that the Company inventories is recognized as the products are delivered. The Company grants credit to all of its customers.

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


NOTE C - DISPOSITION OF CERTAIN ASSETS AND
          TERMINATION OF EMPLOYMENT AGREEMENTS

On January 24, 2001, the Company entered into an agreement that provided for the following, effective on that date:

    1 The redemption of 1,699,000 shares of Common Stock from the Company's chief executive officer/chairman of the board of directors and another employee in exchange for the transfer of certain of the Company's assets to a newly formed company. The assets included all accounts receivable, development rights, and engineering and environmental studies related to client prospects in the carbon black and calcined coke industries (net of all related liabilities), as well as certain office equipment and fixtures, plus cash and a note totaling $592,000.

                       AMERICAS POWER PARTNERS, INC.

                                March 31, 2001


NOTE C - DISPOSITION OF CERTAIN ASSETS AND
     TERMINATION OF EMPLOYMENT AGREEMENTS (CONTINUED)

    2 The resignation of the chief executive officer and four other employees, effective January 15, 2001. These former employees formed the new company referred to above. The chief executive officer's employment and deferred compensation agreements were terminated, and the Company accepted and returned to the treasury 1,200,000 shares of Common Stock in full satisfaction of the chief executive officer's $1,000,000 promissory note payable to the Company.

    3 Provisions for cooperation between the two companies on certain future joint projects, as well as non-compete provisions on others.

The Company realized a gain of $394,766 on this transaction, which included the elimination of all deferred contract costs relating to the transferred business and the deferred compensation and interest applicable to the former chief executive officer's agreements.


NOTE D - RELATED PARTY TRANSACTIONS AND PRIOR PERIOD ADJUSTMENT

On April 24, 1999, the Company entered into a three-year contract with a management consulting firm owned by two officers and directors of the Company that provides for payment of various consulting fees. The contract provided for minimum monthly consulting fees of $15,000 and an annual expense allowance of $125,000. The agreement also provided for additional minimum consulting fees totaling $150,000 upon completion of a reverse merger, such as that described in Note F, plus 550,000 shares of the Company's Common Stock. Subsequent to June 30, 2000, this contract was amended and extended, as further described below.

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

On October 13, 2000, the board of directors of the Company authorized a special committee of the board to review prior related party transactions that occurred during a period when all of the Company's directors also were
consultants or employees of the Company.   The special committee reported
the following matters, among others, to the board of directors on November 13, 2000:

    a. 2,848,186 options previously granted to purchase Common Stock for one-cent per share were deemed to be invalid, as the full board of directors had not approved an option plan or the issuance of the options. The special committee recommended and the full board agreed to adopt an omnibus option plan as of November 13, 2000 and to grant 1,140,645 options at the market price of $1.25 per share on that date to partially substitute for the invalid options.

                       AMERICAS POWER PARTNERS, INC.

                                March 31, 2001


NOTE D - RELATED PARTY TRANSACTIONS AND
     PRIOR PERIOD ADJUSTMENT (CONTINUED)

     All persons holding the one-cent options voluntarily agreed to return those options and acknowledged that they were not valid.

     The Company had not previously recorded any expense related to the granting of the 2,848,186 options and, because they were not validly issued, the Company did not restate expenses for the respective prior quarterly periods.

     In addition, the board granted 994,101 options on November 13, 2000 at $1.25 per share to new employees and other parties.

    b. 930,000 shares of Common Stock were awarded to related party consultants and employees subsequent to the Company raising outside capital, and these shares were not properly approved by the board of directors. The individuals who received these shares have agreed to voluntarily return the shares to the treasury. In return, the board agreed to grant options to purchase 597,000 shares of stock at the market price on November 13, 2000 of $1.25 per share.

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

    c. Under the valid contract referred to above, the Company had paid consulting fees of $505,770 in connection with the raising of equity in the third quarter of fiscal 2000 and a reverse merger in the first
       quarter of fiscal 2000 (see Note F).   However, the special committee
       found that provisions of a Preferred Stock Purchase Agreement did not allow the Company to pay fees on that issue, and, accordingly, the Company will receive a refund of $300,000. Management and consulting fee expense for the periods of nine and three months ended March 31, 2000 has been restated to record this reduction of consulting expense, and the Company was reimbursed for this amount in fiscal 2001.

   1) The board has agreed to renegotiate payments for past services, and amend and extend the contract (at $25,000 per month, cancelable by either party on 30 days notice) with the related party consulting firm referred to above. In consideration of this, the consulting firm has agreed to reduce its past consulting fees by $306,639. The employment contract of another officer/director also was renegotiated, resulting in a recovery by the Company of

                       AMERICAS POWER PARTNERS, INC.

                                March 31, 2001


NOTE D - RELATED PARTY TRANSACTIONS AND
     PRIOR PERIOD ADJUSTMENT (CONTINUED)

     $93,000. This amount was partially satisfied in fiscal 2001 by the transfer of 40,000 shares of Common Stock to the treasury.

     On April 19, 2001, the board agreed to forgive the aforementioned receivable from the related party consulting firm in consideration for cancellation of past due rent on the Company's corporate office space, early termination of the related office lease, and the cancellation of 250,000 options for Company stock owned by the firm. In addition, the consulting firm agreed to transfer to the Company treasury shares of Common Stock it owned as final satisfaction of the outstanding balance of the officer/director's receivable, and 40,000 shares were forfeited on April 23, 2001.

On September 13, 2000, the Company signed an executive employment agreement with its former chief executive officer. Concurrently, the former officer acquired 2,400,000 shares of Common Stock for $2,000,000 cash and a $1,000,000 promissory note. The note was secured by 1,200,000 of the underlying shares. The agreement also provided that the former officer's first year salary and bonus would be earned and accrued ratably during the period, but payment would be deferred, with interest accruing and paid annually, until the earlier of the former officer's termination or tenth anniversary. See Note C regarding the subsequent termination of these agreements in January 2001.


NOTE E - CUSTOMER CONCENTRATION

On September 1, 2000, the Company signed a contract with a food processing corporation to purchase certain of its utility generation assets and, in turn, provide the company's full requirement energy services for the next sixteen years at estimated annual billings of $4 million, of which approximately $400,000 will be recognized as annual revenues (excluding potential revenues from the direct sale of commodities). The Company's 50%- owned limited liability corporation began recognizing revenue from this contract in the second quarter of fiscal 2001. In April, 2001, a credit for prior rental payments was issued to the customer in recognition of mutually agreed upon schedule changes in the installation of certain equipment. The portion of the credit applicable to periods prior to March 31 has been recorded as a reduction of revenue in the third quarter of fiscal 2001, and the customer has agreed to increase future rentals by a corresponding amount, plus interest, over the term of the lease agreement.

NOTE F - MERGER AND EXCHANGE OF COMMON STOCK

On August 17, 1999, the Company completed a reverse merger with Oak Brook Capital II, Inc., a fully reporting public "shell" company under the Securities and Exchange Commission's Securities

                       AMERICAS POWER PARTNERS, INC.

                                March 31, 2001


NOTE F - MERGER AND EXCHANGE OF COMMON STOCK (CONTINUED)

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


NOTE G - RECLASSIFICATION

For comparability, the fiscal 2000 financial statements reflect reclassifications where applicable to conform to the financial statement presentation used in fiscal 2001. The weighted average number of common shares outstanding for fiscal 2000 has been adjusted to reflect the adjustments for options referred to in Note D and the equivalent number of shares after the effect of the reverse merger referred to in Note F.

NOTE H - SUBSEQUENT EVENT

On April 16, 2001, Armstrong-Americas I, LLC ("LLC"), the Company's 50%- owned limited liability corporation, signed the first of several interim promissory notes with a bank that provided for the sale to the bank of the equipment previously purchased from a customer. The LLC received 80% of the value of the note ($571,295) and will continue to finance approximately $2,300,000 in planned improvements to the client facility as they are installed over the ensuing eight month period. Upon completion of the project, the LLC will lease the energy generation facility from the bank under a master lease arrangement.

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

During the third quarter of fiscal 2000, the Company signed its first two contracts for the monetization and optimization of steam generation facilities, and recognized revenue and expenses associated with the contracts. Three additional contracts were signed in the quarter ended September 30, 2000, with two of these resulting in revenues and costs recorded in that quarter. Services provided under the third contract, signed between Armstrong-Americas I, LLC, the Company's majority controlled limited liability corporation, and a food processing company, began in October 2000 and generated revenues of approximately $93,700 through March 31, 2001, after the prorated effect of a credit memorandum issued as a result of a mutually agreed to change in the schedule for installation of certain equipment (see Note E of Notes to Consolidated Financial Statements).

During the period of nine months ended March 31, 2001, the Company incurred a net loss of $1,693,833, compared to a net loss of $1,756,189 for the corresponding prior year period (see Note D of Notes to Consolidated Financial Statements regarding a prior period adjustment recorded for the nine month period ended March 31, 2000). For the current three-month period, the Company recorded a net loss of $126,956, compared to a net loss of $810,781 for the fiscal 2000 third quarter. The reduction in the aforementioned fiscal 2001 net losses is partially attributable to a gain of $394,766 realized on the sale of assets and termination of a deferred compensation agreement in January 2001.

In the nine and three month fiscal 2001 periods, the Company recorded the following expenses that were either not present in or changed over the corresponding amounts recorded during the respective periods of fiscal 2000.

PAYROLL AND BENEFITS: Payroll and benefit expense for the nine and three month periods ended March 31, 2001 increased $849,000 and $169,000 over the corresponding periods of the prior fiscal year. The Company's first employee was hired and placed on the payroll in October 1999. As of the end of December 2000, payroll expense included ten employees. As a result of the sale of assets and the resignations of four employees effective January 15, 2001 (refer to Note C of Notes to Consolidated Financial Statements) there were six employees on the payroll for most of the third quarter of
fiscal 2001.   In addition, payroll expense for the nine months ended March
31, 2001 increased approximately $357,000 over the corresponding previous period as a result of a provision for deferred compensation required by an agreement signed in September 2000 and terminated in January 2001 (see Notes C and D of Notes to Consolidated Financial Statements).

MANAGEMENT AND CONSULTING FEES: Management and consulting fees decreased approximately $530,000 for the nine months ended March 31, 2001, compared to the corresponding period of the prior year, principally as a result of the renegotiation of a contract with the venture capital/management firm responsible for organizing the August 1999 reverse merger with a publicly-traded corporate entity and certain other capital formation activities (see Note F of Notes to Consolidated Financial Statements). A decrease of approximately $315,000 was realized between the three month periods ended March 31, 2001 and 2000 for the same reason.

WRITE-OFF PROJECT CONTRACT COSTS: During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources and, accordingly, approximately $104,200 of previously deferred development costs relating to these projects was written-off. In subsequent periods, the Company received a $20,000 vendor retainer credit to apply against the aforementioned charge and also determined that an additional $4,000 should be written off in the quarter ended March 31, 2001.

OTHER PROFESSIONAL FEES: Professional fees decreased approximately $142,600 and $130,500 during the current nine and three month periods, respectively, compared to the corresponding prior year periods as a result of the decisions in the fourth quarter of the prior fiscal year to internally perform the Company's legal function and to reduce public relation activities in the second and third quarters of fiscal 2001.

GENERAL AND ADMINISTRATIVE: General and administrative expenses for the nine month period ended March 31, 2001 increased approximately $195,700 over the corresponding prior year period with the additional expenditures relating to increased personnel, rental of new office facilities, depreciation of Company-owned and client-leased equipment, accounting fees associated with the reporting requirements of a publicly-held company, and the initiation of marketing programs. However, these expenses decreased $42,400 between the three month periods ended March 31, 2001 and 200, respectively, as a result of the decrease in general and administrative expenses associated with the previously described reduction in staff effective January 15, 2001 (see Note C of Note to Consolidated Financial Statements).

INTEREST INCOME: Interest income increased approximately $40,300 in the nine month period ended March 31, 2001 over the corresponding prior year period as a result of the higher cash balances available from the sale of Common Stock in September 2000, and the outside investment made in Armstrong-Americas I, LLC, the Company's majority controlled 50%-owned limited liability company. However, for the three-month period ended March 31, 2001 interest income was $7,500 less than the corresponding prior year period as a result of the investment of the proceeds from the issuance of Preferred Stock in January 2000.

INTEREST EXPENSE: Interest expense in the nine and three month fiscal 2001 periods increased $44,000 and $17,500, respectively, as a result of a bank loan entered into early in the current fiscal year and capital leases for equipment signed subsequent to December 1999.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at March 31, 2001 was $56,621, compared to $1,350,423 and $743,482 at December 31, 2000 and June 30, 2000,
respectively. Cash balances at March 31, 2001 decreased $721,700 from the prior year-end principally as a result of payments totaling $592,000 made in connection with the disposition of the business associated with the Company's previous initiatives in the carbon black industry.

The Company has signed one bank note, in the amount of $606,000, relating to the financing of a client project. The Company's 50%-owned limited liability corporation has a $700,000 line of credit at March 31, 2001, which use is restricted to paying client utility invoices and is secured by receivables related to those billings.

The Company has experienced liquidity difficulties during the latter part of
the quarter ended March 31, 2001 and subsequently.   Certain unneeded assets
have been sold and expenses have been reduced where possible. In addition, the Company has entered into an agreement with Sanders Morris Harris, Inc., an investment banking firm, to raise $7 to $10 million of additional equity through the sale of stock or other securities, the proceeds of which are to be used as working capital for ongoing operations and to fund future projects. It is anticipated that this equity raise will take between 60 and 150 days. In the interim, a related party company and strategic partner, Armstrong International, Inc., has agreed to support the Company's efforts to obtain short-term working capital, if necessary, to meet essential business requirements on a temporary basis.

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

On April 16, 2001, Armstrong-Americas I, LLC ("LLC"), the Company's 50%- owned limited liability corporation, signed the first of several interim promissory notes with a bank that provided for the sale to the bank of the equipment previously purchased from a customer. The LLC received 80% of the value of the note ($571,295) and will continue to finance approximately $2,300,000 in planned improvements to the client facility as they are installed over the ensuing eight month period. Upon completion of the project, the LLC will lease the energy generation facility from the bank under a master lease arrangement.

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


ITEM 2.  Changes in Securities

During the period of nine months ended March 31, 2001, there were no changes in the Company's outstanding securities.


ITEM 3.  Defaults Upon Senior Securities

          None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None


ITEM 5.  Other Information

     None


ITEM 6.  Exhibits and Reports on Form 8-K

   *  Exhibits:

          27.0  Financial Data Schedule


   *  Reports on Form 8-K:

          Form 8-K dated January 26, 2001 regarding redemption of Common Stock and sale of development rights related to projects in the carbon black and calcined carbon industries.


                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   AMERICAS POWER PARTNERS, INC.



                                   /s/ Thomas W. Smith
      May 15, 2001                 THOMAS W. SMITH,
                                   President

      May 15, 2001                 /s/ Tom F. Perles
                                   TOM F. PERLES,
                                   Chief Accounting Officer