Form 10KSB
period 2001-06-30
AMERICAS POWER PARTNERS INC
filed 2001-10-05
CIK 1072568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                               -------------
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-24989
                                                 -------

                          AMERICAS POWER PARTNERS, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

                    Colorado                             05-0499526
                    --------                             ----------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
                 incorporation)

       710 North York Road, Hinsdale, Illinois             60521
       ---------------------------------------             -----
       (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code: 630/325-9111
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                           --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Check if there is no disclosure of delinquent filers in response to Item
     405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
                10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $ 927,054
                                                                ---------

         As of September 1, 2001, the registrant had 7,138,100 shares of its Common Stock, no par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $ 799,227.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Items 9 (in part),10,11 and 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the
            Registrant's Proxy Statement for the Annual Shareholders'
                      Meeting to be held in February 2002.

                                TABLE OF CONTENTS

                                                                                     Page
PART I
Disclosure Regarding Forward-Looking Statements                                       2

Item 1.   Description of Business                                                     2
Item 2.   Description of Property                                                    10
Item 3.   Legal Proceedings                                                          10
Item 4.   Submission of Matters to a Vote of Security Holders                        10

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters      10
Item 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       12
Item 7.   Financial Statements                                                       17
Item 8.   Changes in and Disagreements with Accountants
          On Accounting and Financial Disclosure                                     17

PART III
Item 9.   Directors and Executive Officers of the Company                            17
Item 10.  Executive Compensation                                                     20
Item 11.  Security Ownership of Certain Beneficial Owners and Management             20
Item 12.  Certain Relationships and Related Transactions                             20

PART IV
Item 13.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K                                                        20

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Americas Power Partners, Inc. (the "Company" or "APP") was incorporated in April 1998 with a mission to reduce the cost and environmental impact of on-site utilities for industrial, commercial and institutional clients. The Company intends to become a leading independent power producer engaged in the business of developing, owning and managing the operation of energy systems, including cogeneration plants which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users. The Company seeks long-term all-requirements contracts for energy and utility services and bases those contracts upon open-book partnerships with its clients. In return, the Company's business strategy is to build, purchase and/or manage the existing utility plants. For existing facilities, APP will develop and finance additions, replacements and improvements that increase reliability and efficiency while reducing the environmental impact.

The Company is developing the capacity to serve domestic and international clients from its headquarters in Hinsdale, Illinois and regional offices in Pittsburgh, Pennsylvania, and Orlando and Stuart, Florida. In addition, the Company has the ability to provide services to its customers through six US service offices and 325 global distributorships of its strategic partner, Armstrong International, Inc. ("Armstrong"). The Company's current clients and those under letter of intent or term sheet are located in approximately 20 states.

The Company will employ and partner with on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, wastewater treatment and pollution control. The Company's key alliance is with Armstrong Services Inc. ("ASI"), a wholly owned subsidiary of Armstrong, a company with a 100-year history as a supplier of steam equipment and services to the power industry. Armstrong distributors and representatives are in frequent contact with virtually every North America steam user as providers of product and technical solutions to steam distribution issues. Armstrong has invested in APP and has expanded the role of its distributors and representatives to lead generation and development of energy services contracts.

APP offers three distinct products that target the energy requirements of the industrial, institutional and commercial market:

        .  Utility Optimization
        .  Utility Monetization.
        .  Cogeneration Projects

APP seeks to utilize its knowledge and expertise to fulfill client energy needs, while using less fossil fuel, and thereby lowering fuel costs. APP finances the capital improvements, enabling clients to avoid capital expenditures in non-core activities. Customers can focus on their core business, while APP focuses on providing energy and utility services. This outsourcing arrangement allows the customer to focus their capital and management efforts on their products while relying on APP for more reliable, less costly operations of their utility systems. The Company may assist its customers with fuel supply and electric power purchasing. Although the customer maintains all responsibility and risk related to energy commodities pricing, APP may share in certain energy cost savings.

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

Utility Optimization
--------------------
The APP utility optimization program is designed for clients who prefer to continue owning and operating their own steam, electric, air, water and condensate return utility systems. In these cases, APP provides intellectual capital and financial resources to upgrade the systems. The Company relies on ASI personnel where appropriate to supervise the installation of improvements and to provide maintenance. In this way, APP is able to apply its intellectual capital in many markets without having its own local sales and service forces. The Company earns a return on its funds through utility optimization and services agreements, which provide for the following:

        . A thorough review of a client's entire energy usage system to identify specific projects that will improve the utility system.

     . An agreement for a maintenance contract covering 3 to 10 years which provides for recovery of the capital costs and other expenses and a profit on the contract.

     . APP will purchase the asset additions and improvements necessary to achieve the identified energy savings and will utilize their own capital for this purpose.

     . The customer is typically provided a net positive cash flow from reduced utility operating budgets and avoidance of any up front capital outlays.

     . At the termination of the agreement, the customer owns the system improvements.

     . Additional system improvements will be analyzed and implemented at the client's discretion.

Utility Monetization
--------------------
Under the Utility Monetization program, the Company purchases the client's existing power plant assets, typically for book value, and incorporates improvements in the utility and distribution system (which could include the building of cogeneration power plants), and assumes ownership and operation of the plant. APP enters long-term agreements to sell steam, electricity, compressed air, water and wastewater treatment to the facility at a discount to the cost of conventional thermal production and electricity purchase.

This program provides benefits to the customer, including:

     . The Company purchases the existing power plant, invests in efficiency and reliability enhancements and operates and maintains the entire utility system.

     . The Company pays for needed fuel, electricity, water, and wastewater, produces final energy products on site, and sells those products under an open book contract for an initial period of 10 to 25 years.

     . The Company takes responsibility for those risks it can control including conversion efficiency, labor productivity, reliability, and steam and power quality. The customer remains at risk for inflation and changes in purchased commodity prices, but will generally need less purchased commodities per unit of production or other benchmark, due to the Company's efficiency improvements. APP is compensated for all energy and utility costs.

The Company's focused expertise in substituting knowledge and capital for fossil fuel and purchased electricity enables clients to:

     .    Contain or reduce costs

     .    Reduce production downtime

     .    Increase reliability

     .    Increase overall return on assets

     .    Decrease pollution

     .    Avoid future capital expenditures

Cogeneration
------------
The Company plans on expanding its utility monetization relationships by developing, owning, operating and maintaining inside the fence cogeneration power plants to improve electricity reliability and availability for these and other customers. APP also plans to develop cogeneration power plants independent of the utility optimization and monetization programs, and is developing projects in multiple cities in the domestic United States.

The Company believes that the restructuring of the electric utility industry will open significant new opportunities to companies like APP in the development of cogeneration projects that free customers from the need to rely on local utilities, as well as provide the customer the advantages of reliability and cost savings that result from having captive, on-site, distributed generation facilities. Furthermore, APP's management believes that the environmental benefits of cogeneration will translate into an increasingly attractive competitive advantage as the markets place increases monetary values on emissions credits. In addition, the Company plans to capitalize on the efficiency benefits that current cogeneration technology provides relative to conventional power plants, which generally operate at 25% to 50% less efficiency. The Company plans to initially focus their cogeneration project development in the "middle market" by developing projects of less than 100 MW rated capacity, in comparison to the typical range of 500 MW to 1,000 MW for their large competitors.

The Company believes it will have many opportunities to develop small, inside-the-fence cogeneration projects at the plant facilities where it has utility optimization or monetization programs. Conversations have commenced with its major client and other prospects for small, inside-the-fence projects in which the entire output would be utilized by the contracting facility. In these cases, the customer will enter into long-term contracts at favorable rates while still enjoying significant savings from retail rates charged by the local utility companies and the substantial benefits from reliability of operating its own project.

APP also expects to develop, own and operate dedicated cogeneration plants at various locations throughout the United States and internationally where long-term contracts for the sale of electricity and thermal energy can be negotiated at favorable rates in the open market. These projects, anticipated to range from approximately 10 MW to 100 MW, may be dedicated to selling all of the electrical and thermal output to a single end-user, selling all of the output to one or more wholesale marketing organizations, or a combination thereof. In all cases, at least initially, the Company plans to avoid the risks associated with merchant power plants, which sell their output on a spot basis without contracts, by entering into 10 to 15 year term contracts at rates which will anticipate recovering all capital costs and provide APP with attractive returns on the project during that base initial term.

MARKET AND INDUSTRY

The U.S. market currently spends an estimated $220 billion on electricity and produces an amount of thermal energy valued at $170 billion annually. Consumers for the most part still separately convert purchased energy to steam, chilled water and compressed air, and employ personnel and capital resources to distribute steam, chilled water, electricity and compressed air throughout their facilities. U.S. spending for the full utility process, from fuel and commodity procurement to provision of comfort and process energy, exceeds $500 billion per year.

In the early days of electricity development, governments believed that the generation of electricity was a natural monopoly, and to induce rapid deployment of electric power, awarded exclusive franchises for each territory. By 1977, 96% of U.S. electric power was produced by one of the 2,800 monopoly electric company plants. In 1978, Congress passed the Public Utility Regulatory Policies Act ("PURPA"), enabling non-monopoly generation by Independent Power Producers. Subsequent federal legislation further weakened the monopoly protection afforded electric utilities and, on March 1, 1998, Massachusetts became the first state to open its entire electric market to competition. California followed on March 30, 1998, and by June 30, 2000, over half of the states had legislatively or administratively eased restrictions to competition in electric power generation.

The earliest electric generation plants converted only about 8% of the fuel energy to electric power (a term referred to as "efficiency"). Over time, efficiencies rose to approximately 33% in the standard single cycle fossil fueled plants, with 67% of the energy in the fuel wasted at these generating plants. By the 1970s, industry participants had developed combined cycle heat and power plants which achieve efficiencies of 65% to 97% by generating power near thermal users and then providing normally wasted heat to those users. These highly efficient cogeneration power plants operate with a "heat rate" as low as 7,000 to 8,000 BTUs which is more than twice as efficient as the old gas fired plants and results in the more efficient cogeneration plants being able to sell their output when the less efficient plants may be shut in when demand is low. The Company believes that historic monopoly protection of generation and distribution, and the resulting barriers to efficient generation, will continue to be eased, making on-site combined heat and power generation more financially attractive, leading in turn to significant shifts from central to distributed generation.

The generation of hot water and/or low-pressure steam needed for process heating is less complex and capital intensive than the combined generation of heat and power. Consequently, processing industries, commercial establishments and institutions such as hospitals and universities generate their own thermal energy, using their own capital and labor. Under historic regulation of third-party electric generation, these firms and institutions opted to generate only thermal energy within their facilities while purchasing electric power from the local utility, but this fails to extract the full value potential of fuel. With easing of monopoly restrictions, combined heat and power production has risen from 4% of U.S. power production in 1977 to 9% in 1999. The U.S. Department of Energy has set a goal of doubling U.S. combined heat and power production over the next ten years, to 18-19% of total generation.

The Company believes that it is economically feasible to generate 50 to 60% of all U.S. power at combined heat and power plants located at or near large thermal users' sites. However, the conversion of existing thermal only power plants to more efficient and cleaner combined heat and power plants is complex and capital intensive. Global competition has forced most firms and institutions to focus on their core activities rather than expending resources on thermal and electric generation and distribution, leading to some outsourcing of these activities. This creates, in the Company's view, an opportunity to develop combined heat and power plants and optimize the combined generation and distribution of energy products within its customer's facilities.

The Company believes that the market for the power management service industry is expanding at a rapid rate, and that both competitive pressure to reduce costs and government mandates to reduce pollution will increase the use of third party energy professionals to manage campus utility plants. In addition, many firms and institutions depend on boilers that are technically and economically obsolete, difficult to operate and maintain, and polluting. A great deal of the power generation equipment at U.S. process plants must soon be upgraded or replaced to avoid costly downtime and environmental fines. APP believes it can continue to find significant opportunities to achieve cost savings in most utility systems while meeting all environmental requirements.

STRATEGIC ALLIANCES

The Company has a strategic alliance with ASI, a subsidiary of Armstrong International, Inc., a 100-year-old, privately held U.S. multi-national manufacturer of steam specialty products and provider of steam system services to improve system efficiency. Armstrong personnel have extensive experience in steam distribution, energy management, project management and construction of on-site utility plants. Armstrong has certified boiler specialists with experience in process and design engineering, power generation/boiler design and cogeneration.

ASI provides the Company with business development support through ASI's worldwide network of direct sales and independent representatives. Upon completion of a transaction, ASI typically coordinates and/or implements all of the site projects, along with providing operations, maintenance and sustaining engineering for the Company's customers.

COMPETITION

In the past decade, many companies have formed corporate divisions to manage their plants' utility and energy systems and purchasing requirements, in order to better control energy requirements and cost. For the immediate future, the Company's principal competition will continue to be the in-house operation of the utility plant with most electricity purchased from the grid. More recently, some companies are beginning to outsource portions or all of these responsibilities to third parties like APP. The Company believes that effective energy management involves expertise not only in energy supply and production, but also in its distribution within the end user facility. The Company believes that many potential competitors have an interest only in supplying the electricity, fuel or water required by a plant and that some may assist with energy generation and production, but most stop short of distribution skills. APP believes that, as a result of its alliance with ASI, it is in a unique position and may benefit from its understanding of energy distribution within a process plant. Competitors most likely will refine their strategies and grow, and other firms will enter the market, offering competitive services. Several of the Company's competitors have higher market profile and significantly greater financial resources than the Company.

DOMINANT PLAYERS

The Company believes that no firm yet has what could be termed a dominant role in the emerging market of utility outsourcing and energy services. Various strategies are being offered by several companies, based on a single existing strength such as commodity management or trading, in operations, or in specific technologies. APP differentiates itself by focusing on energy savings, thus reducing overall utility costs. This strategy is complemented with the ability to co-generate electricity for the industrial user with the most efficient use of fuel.

Furthermore, the easing of monopoly protection will continue to subject electric utility managements to possible loss of market share, and may, in the Company's opinion, encourage these utilities to enter the energy services market, especially in other utility territories.

PROPRIETARY RIGHTS

The Company has no patents, trademarks, licenses or royalty agreements. The Company relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

BACKLOG

As of June 30, 2001, the Company had signed long-term contracts for the optimization and monetization of client power plants that represent future minimum service revenue of $7,530,640 over the next 15 years.

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

HUMAN RESOURCES

As of September 1, 2001, the Company had five full-time employees situated in offices in Hinsdale, Illinois, Pittsburgh, Pennsylvania, and Orlando and Stuart, Florida. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.

Effective July 1, 2001, the Company's president and chief operating officer is working in that capacity under a leased employee arrangement from the Company's strategic partner.

During the year ended June 30, 2001, the Company had an agreement with a consulting firm, that is owned by a current and a former director, to provide management consulting and financial/accounting advisory services with respect to client projects and Company administration. Three individuals assisted the Company in this manner. The management consulting portion of the agreement was cancelled as of June 30, 2001.

ENVIRONMENTAL COMPLIANCE

Under the terms of the Company's contracts with clients, responsibility for environmental matters relating to purchased assets is retained by the clients for a stipulated period of time. Accordingly, there were no environmental matters that would have a material effect on the financial statements as of June 30, 2001.

DISPOSITION OF ASSETS

On January 24, 2001, the Company entered into an agreement that provided for the transfer of certain of the Company's assets to a newly formed company (see Note E of Notes to Consolidated Financial Statements). The assets included all accounts receivable, development rights, and engineering and environmental studies related to client prospects in the carbon black and calcined coke industries (net of all related liabilities), as well as certain office equipment and fixtures, plus cash and a note totaling $592,000.

ITEM 2. DESCRIPTION OF PROPERTY

As of June 30, 2001, the Company leases approximately 1,350 square feet of office space in Hinsdale, Illinois under a month-to-month lease arrangement. The lessor of this building is a firm partially owned by one of the Company's directors.

There are no formal lease arrangements in connection with the Company's offices in Pittsburgh, Pennsylvania or Orlando and Stuart, Florida. The Company believes that all of the facilities are adequate to meet its needs for the foreseeable future, and that suitable replacement space is readily available.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the over-the-counter Bulletin Board market under the symbol "APPN" on January 24, 2000.

                          QUARTERLY COMMON STOCK PRICE RANGES

                       Fiscal
                       Quarter                        High          Low
                       -------                        ----          ---

         Year ended June 30, 2001:
         -------------------------
                       1st  (July 1- Sept 30)        $ 3 1/4      $   7/8
                       2nd  (Oct.1 - Dec. 31)        $ 2 7/8      $   3/4
                       3rd  (Jan.1-Mar. 31)          $ 1 1/2      $   1/8
                       4th  (Apr.1-Jun. 30)          $   5/8      $   1/8

         Year ended June 30, 2000:
         -------------------------
                       3rd  (Jan. 1-Mar. 31)         $     6      $ 1 1/8
                       4th  (Apr. 1-Jun. 30)         $ 4 7/8      $   7/8

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 2001, the approximate number of holders of record of the Common Stock of the Company was 157.

The Company has never paid any cash dividends on its Common Stock in the past and anticipates that, for the foreseeable future, all earnings, if any, will be retained to finance growth and to meet working capital requirements.

The following discussion outlines all Common Stock securities sold by the Company for cash or services rendered during the year ended June 30, 2001:

During the period of three months ended September 30, 2000, the Company sold in a private transaction to an individual 2,400,000 shares of its Common Stock for $2,000,000 cash and a $1,000,000 promissory note. The note was secured by 1,200,000 of the underlying shares. In addition, the Company issued 37,500 shares of its Common Stock in exchange for certain public relation services, and recorded the issuance in the financial statements at the fair market value of the shares at the time the services were performed.

During the period of three months ended March 31, 2001, the Company issued 100,000 shares of its Common Stock, no par value, in exchange for certain investor relations services, and recorded the issuance in the financial statements at the fair market value of the shares at the time the services were approved by the board.

On June 28, 2001, the board of directors approved an amendment to the Company's Articles of Incorporation authorizing the issuance of 3 million shares of Series B Preferred Stock and, in a private transaction, exchanged those shares for sales development and financing services valued at $468,000 and $236,763, respectively.

On June 28, 2001, the board of directors granted 1,200,000 options to three employees under the Company's Equity Incentive Plan.

The Company relied on the registration exemptions provided in Section 4(2) of the Securities Act of 1933 and Regulation D thereunder in connection with each of the foregoing sales of its securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, which appear elsewhere in this annual report.

Results of Operations.

During the period from January 27, 1998 (date of inception) through December 31, 1999, the Company engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The Company recorded no revenues during this period.

During the third quarter of fiscal 2000, the Company signed its first two contracts for the monetization and optimization of steam generation facilities, and recognized revenue and expenses associated with the contracts. Three additional contracts were signed during the year ended June 30, 2001. Services provided under one of these contracts, signed between Armstrong-Americas I, LLC, ("LLC") the Company's majority controlled limited liability corporation, and a food processing company, began in October 2000 and generated revenues of approximately $442,900 through June 30, 2001, after the effect of a credit memorandum issued as a result of a mutually agreed to change in the schedule for installation of certain equipment (see Note I of Notes to Consolidated Financial Statements).

During the year ended June 30, 2001, the Company incurred a net loss of $3,820,980 compared to a net loss of $2,225,971 for the prior fiscal year. During the current fiscal year, the Company recorded the following expenses that were either not present in or changed significantly in relation to the corresponding amounts recorded during fiscal 2000 and 1999.

Payroll and employee benefits
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
Payroll and employee benefit expense for the year ended June 30, 2001 increased $1,141,000 over the prior fiscal year. The Company began fiscal 2001 with seven employees, had ten employees as of December 2000, and, as a result of the sale of assets and the resignations of four employees effective January 15, 2001 (refer to Note E of Notes to Consolidated Financial Statements), as well as other terminations, there were four employees on the payroll at June 30, 2001. Payroll expense for the year ended June 30, 2001 increased approximately $357,000 over the previous year as a result of a provision for deferred compensation required by an agreement signed with an officer in September 2000 and terminated in January 2001 (see Note E of Notes to Consolidated Financial Statements). In addition, the Company recorded a provision as of June 30, 2001 for future payroll and benefit costs of $286,000 associated with the employment contract of another terminated officer.

Fiscal 2000 compared to Fiscal 1999
-----------------------------------
The Company's first employee was hired and placed on the payroll in October 1999. At the end of fiscal 2000, the payroll included seven employees.

Sales Development and Financing Expense
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
On June 28, 2001, the board of directors approved the issuance of 3 million shares of Series B Preferred Stock and the signing of the Series B Preferred Stock Purchase Agreement in exchange for certain sales development and financing costs, valued at $468,000 and $236,763, respectively, from Armstrong. In addition, the LLC paid sales development costs of $30,000 to the same firm during fiscal 2001. The aforementioned financing expense represents the fees associated with funds advanced by the investor to the Company for working capital purposes and in connection with client monetization projects and the guarantee of a line of credit.

Management and consulting fees
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
Management and consulting fees decreased approximately $102,700 for the year ended June 30, 2001, compared to the prior year, principally as a result of the following (see Note H of Notes to Consolidated Financial Statements):

     . Cancellation in November 2000 of independent contractor agreements with three individuals who were officers and directors of the Company.

     . Renegotiation of a contract with the venture capital/management firm responsible for organizing the August 1999 reverse merger with a publicly-traded corporate entity and certain other capital formation activities.

As further described in Note H of Notes to Consolidated Financial Statements, as of June 30, 2000, the venture capital/management firm agreed to reduce and refund to the Company $306,600 of the consulting fees it received in fiscal 2000. The board of directors subsequently forgave the outstanding balance of this receivable in consideration for the firm canceling the Company's corporate office lease, and, accordingly, $298,400 was written-off in fiscal 2001.

Fiscal 2000 compared to Fiscal 1999
-----------------------------------
Management and consulting fees increased $400,000 in fiscal 2000 over fiscal 1999 as a result of the following (see Note H of Notes to Consolidated Financial Statements):

     . A full year of consulting fees under an agreement with a venture capital/management firm that was effective in April 1999 represented $232,000 of the increase.

     . Consulting fee payments were made to the venture capital/management firm responsible for orchestrating the August 1999 merger with a publicly-traded corporate entity and certain other capital formation activities. Under terms of the consulting agreement with the firm, the Company recorded consulting expense of $505,770, which subsequently was reduced by $300,000 to $205,770.

Write-off project contract costs
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources and, accordingly, approximately $104,200 of previously deferred development costs relating to these projects was written-off. In subsequent periods, the Company received a $20,000 vendor retainer credit to apply against the aforementioned charge and also determined that an additional $25,600 should be written off in the third and fourth quarters of 2001.

Other professional fees
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
For the year ended June 30, 2001, professional fees decreased approximately $235,200 compared to the prior year as a result of the decisions in the fourth quarter of the prior fiscal year to internally perform the Company's legal function and to reduce public relation activities subsequent to the first quarter of fiscal 2001.

Fiscal 2000 compared to Fiscal 1999
-----------------------------------
Professional fees increased $250,000 during the fiscal year ended June 30, 2000 from the corresponding amount for fiscal 1999 as a result of increased legal costs associated with the Preferred Stock private placement agreement in January 2000 and an increase in public relations expenses as the Company emerged from its development stage.

General and administrative
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
General and administrative expenses for the year ended June 30, 2001 increased approximately $136,300 over the prior year amount with the additional expenditures relating to increased personnel during the middle of the year, rental of new office facilities, depreciation of Company-owned and client-leased equipment, accounting fees associated with the reporting requirements of a publicly-held company, and the initiation of marketing programs. However, these expenses for the period of three months ended June 30, 2001 were the lowest of the year's four quarters as a result of the decrease in general and administrative expenses associated with the previously described reduction in staff effective January 15, 2001 (see Note E of Note to Consolidated Financial Statements).

Fiscal 2000 compared to Fiscal 1999
-----------------------------------
General and administrative expenses for fiscal 2000 increased $580,000 over the total for fiscal 1999 with the additional expenditures relating to increased personnel, rental of the Company's first corporate office facilities, accounting fees associated with the merger of the Company with a "public reporting shell" company, and the initiation of sales development efforts.

Interest Income
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
Interest income increased approximately $35,000 during the year ended June 30, 2001 over the corresponding prior year amount as a result of the higher cash balances provided from the proceeds from the sale of $2 million of Common Stock to a new chief executive officer in September 2000, and the outside investment made in Armstrong-Americas I, LLC in that same month.

Fiscal 2000 compared to Fiscal 1999
-----------------------------------
Interest income increased $27,700 in fiscal 2000 over the prior year as a result of the higher cash balances available after closing on the sale of the $3,000,000 Series A Preferred Stock issue in January 2000.

Interest Expense
Fiscal 2001 compared to Fiscal 2000
-----------------------------------
Interest expense for the year ended June 30, 2001 increased $74,900 as a result of a bank loan used to finance a client project early in the current fiscal year and capital leases for equipment signed subsequent to December 1999.

Fiscal 2000 compared to Fiscal 1999
-----------------------------------
Interest expense in fiscal 2000 was $2,532 and resulted from capital leases for equipment entered into during the year.

Liquidity and Capital Resources

The Company had a working capital deficiency at June 30, 2001 of $1,944,751, compared to working capital of $1,350,423 and $743,482 at December 31, 2000 and June 30, 2000, respectively. The initiation of additional monetization and optimization projects during fiscal 2001 resulted in an increase in accounts payable and amounts due to a related party in connection with these client contracts. As further described below, the improvements for one of these projects are included under an interim financing agreement with a bank, which provides for short-term notes (totaling $1,224,687 at June 30, 2001) that ultimately will be converted into a sale and leaseback transaction in fiscal 2002. Cash balances at June 30, 2001 decreased $674,822 from the prior year-end.

The Company has signed a bank note, in the amount of $606,000, relating to the financing of a client project. In addition, the Company's LLC has a commitment from a bank to sell and leaseback steam generation and air compression facilities previously purchased from a customer and improvements being installed thereto, totaling

$2,730,712. During the period of construction, the improvements are being financed under an interim financing agreement with the bank, which provides for interest-bearing notes to be executed in support of each construction installment disbursement. The notes, which totaled $1,224,687 at June 30, 2001, mature on September 30, 2001. The bank is reviewing the Company's request to increase the line to $3.8 million and extend the notes for six months. Upon completion of the project, the LLC will lease the energy generation facility from the bank under a master lease arrangement. Armstrong has guaranteed the interim financing, the LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria.

In addition, the LLC has a $500,000 line of credit with a bank at June 30, 2001, which use is restricted to paying client utility invoices and is secured by the receivables related to those billings and a guarantee from Armstrong.

The Company has experienced severe liquidity difficulties during the latter part of the year ended June 30, 2001 and subsequently. Certain unneeded assets of the Company were sold and expenses have been reduced where possible. The Company has entered into an agreement with Sanders Morris Harris, Inc., an investment banking firm, to raise $12 million of additional equity through the sale of stock or other securities, the proceeds of which are to be used as working capital for ongoing operations and to fund future client projects. In the interim, Armstrong has agreed to support the Company's efforts to obtain short-term working capital to meet its essential business requirements on a short-term basis, and has advanced the Company $237,500 as of June 30, 2001 under an interest-bearing note arrangement. The notes matured in August 2001, and the maturity date was extended to October 15, 2001.

Management believes that, in order to attract and finance additional projects, which may include the acquisition of client energy facilities, significant amounts of new debt facilities and/or capital will be needed. In addition, working capital financing will be needed to facilitate the Company's utility invoice processing service for current and future clients. The Company cannot be certain that it will be successful in efforts to raise such new funds.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. The Company's operations are deemed to be one reportable segment for purposes of this disclosure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The Company believes adoption of this statement as amended by SFAS No. 138, which will occur by July 2001, will not have an affect on the financial statements, as the Company currently does not hold any derivative instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 did not have an effect on its financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for years beginning after December 15, 2001. Under the new pronouncement, other intangibles will continue to be amortized over their respective useful lives. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that the first quarter financial statements have not been issued. The Company does not believe that the adoption of this SFAS will have an effect on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements and the report of Blackman Kallick Bartelstein LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Form 8-K filed with the Securities and Exchange Commission on July 7, 2000 and the disclosures made therein under Item 4. are incorporated herein by reference. There were no disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 2001.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors consists of a total of seven members, whose term of office is the earlier of one-year or until their successor is elected. The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 1, 2001:

       Name                 Age                    Position
       ----                 ---                    --------

Mark A. Margason            45           Chairman of the Board of Directors and
                                           Chief Executive Officer
Gordon B. Mendelson         57           Chief Operating Officer, President,
                                           and Director
Douglas V. Bloss            43           Director
Theodore Bogard             47           Director
Don A. Etheredge            51           Director
James F. Purser             51           Director
Thomas W. Smith             43           Director
Tom F. Perles               57           Chief Accounting Officer


Mark A. Margason was elected to serve as Chairman of the Board of Directors of Americas Power Partners, Inc. on April 19, 2001 and Chief Executive Officer of the Company on June 27, 2001. Mr. Margason previously resigned his position as Chief Executive Officer of APP on September 12, 2000, but continued as a Director, which he has served as since the Company's inception. Previously, Mr. Margason was a Vice President at Citicorp North America from 1986 to 1991, and a Vice President at Mellon Bank N.A. from 1982 to 1986. He was employed at American National Bank and Trust Company of Chicago from 1979 to 1982. Mr. Margason currently is a director of MPI Investment Management, Inc., MPI Venture Management, LLC, and Livestock Direct, Inc.

Gordon B. Mendelson was appointed to the board of directors on April 19, 2001 and was elected President and Chief Operating Officer on June 14, 2001. Previously he was Senior Vice President - Finance and Business Development of Armstrong Service, Inc. from 1999 to 2001 and, in this capacity, he consulted with APP since January 2001. As an executive with LTV from 1995 to 1998, he lead a team responsible for developing greenfield manufacturing facilities in China and Trinidad, as well as being a member of the Iron Carbide Plant (Trinidad) Operating Board. From 1989 to 1995, he was director of worldwide independent power at Babcock & Wilcox Company, where his accomplishments included the purchase and development of several independent power projects totaling 150 MW. He began his professional career at Westinghouse Electric Corporation in 1966, where he worked in various managerial positions until 1988 and was responsible for total contract management of $2 billion of international fossil and nuclear turnkey power projects. Mr. Mendelson is a member of the Pennsylvania Bar Association.

Douglas V. Bloss has been a director of APP since September 11, 2000. He is President of Armstrong Service, Inc., and Director and Corporate Vice President of Marketing and Sales for Armstrong International, Inc. Mr. Bloss has been employed with Armstrong International, Inc. in various marketing capacities since 1980.

Theodore Bogard has been a director of APP since its inception and was Vice President of Project Development of the Company until October 31, 2000. Mr. Bogard is president of F. Drake and Company, Inc., an independent consulting firm that specializes in cogeneration projects, bio-mass projects and wind projects. F. Drake and Company has strategic power development relationships with Native American Counsels. From 1996 to 1999, he was an officer of a predecessor company to Americas Power Partners, Inc., responsible for power development in South America. Prior to 1996, he was a partner in a commercial real estate development company in Atlanta, Georgia for eight years.

Don A. Etheredge was elected a director of Americas Power Partners, Inc. on June 27, 2001. He presently is President of ExoLink Corporation, which he founded in 1996 and has grown into a profitable business with over 90 employees and clients. ExoLink Corporation provides transaction and business process services to trading companies operating in competitive energy markets. Mr. Etheredge has been actively engaged in assessing, developing and implementing solutions in both regulated and deregulated utility markets since 1989. He has also provided information systems consulting services to small and medium sized businesses engaged in agri-business, oil and gas production, and public accounting.

James F. Purser was elected a director of Americas Power Partners, Inc. on June 27, 2001. Since 1997, Mr. Purser has been an independent financial consultant and a partner with Tatum CFO Partners, LLP and Chief Financial Officer of Cross Continent Auto Retailers, Inc., a publicly traded automobile-retailing firm. Prior to that, Mr. Purser was with Atmos Energy Corporation, where he served in several capacities including Executive Vice President and Chief Financial Officer. From 1973 and 1986, Mr. Purser was employed by Southern Union Company, Inc. as Executive Vice President of Oil & Gas Operations.

Thomas W. Smith was employed as President of APP from May 1999 to June 2001. He was elected to serve as a director of the Company on September 13, 2000. Since June 2001, he has been an independent consultant to companies in the energy field. From 1996 to 1998, Mr. Smith was a partner with Alternative Energy Consultants and from 1993 to 1995 he was Vice President of Business Development for Polsky Energy Corporation. Previous experience includes Vice President Sales and Marketing for U. S. Turbine, Vice President Sales and Marketing of International Power Technology, and Sales Manager of Westinghouse Electric Corporation.

Tom F. Perles is Chief Financial Officer of MPI Venture Management, LLC, and has served as Chief Accounting Officer of Americas Power Partners, Inc. since March 2000. Mr. Perles previously was a financial consultant to computer software and real estate development companies for ten years. From 1982 to 1990, he was the chief financial officer and treasurer of Miller Building Systems and controller of Ball Seed Company. Prior to 1982, Mr. Perles was on the professional staff of Ernst & Young for 15 years.

There are no family relationships between any of the directors or officers of the Company.

With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for the Company's Annual Meeting of Stockholders to be held in February 2002 and to be filed with the SEC by October 29, 2001, are incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's Schedule 14A to be filed by October 29, 2001 regarding a shareholder meeting to be held in February 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's Schedule 14A to be filed by October 29, 2001 regarding a shareholder meeting to be held in February 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's Schedule 14A to be filed by October 29, 2001 regarding a shareholder meeting to be held in February 2002.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules.
         The following documents are filed as part of this report:

         Independent Auditors' Report
         Consolidated Balance Sheets - June 30, 2001 and 2000
         Consolidated Statements of Operations - For the Fiscal Years Ended June
             30, 2001, 2000 and 1999
         Consolidated Statements of Changes in Stockholders' Equity - For the
             Fiscal Years Ended June 30, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows - For the Fiscal Years Ended June
             30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter ended June 30, 2001.

(c)      Exhibits.

         Exhibit
         Number    Description
         ------    -----------

          3(i)     Articles of Amendment to Articles of Incorporation.

         10.7      Series B Preferred Stock Purchase Agreement

         11.       Statement re: computation of per share earnings.

         21.       Subsidiaries of Issuer

         23        Consent of Independent Accountants

                          Independent Auditor's Report
                          ----------------------------

Board of Directors and Stockholders
Americas Power Partners, Inc.
Hinsdale, Illinois

We have audited the accompanying consolidated balance sheets of Americas Power Partners, Inc. as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Americas Power Partners, Inc. as of and for the eighteen months ended June 30, 1999 were audited by other auditors whose report dated October 17, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Power Partners, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note K to the consolidated financial statements, the company has incurred significant losses from operations and has a deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Blackman Kallick Bartelstein, LLP


Chicago, Illinois

September 14, 2001

                          AMERICAS POWER PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30
                                                                         2001               2000
                                                                         ----               ----
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents - Note B                             $   276,687          $   951,509
    Accounts receivable:
          Trade                                                        575,445               75,588
          Retainer held by bank - Note C                               244,937                    -
          Receivable from related parties - Note H                           -              548,221
    Current portion of net investment in leases - Note D               145,129              108,811
    Inventory - fuel oil                                                95,273                    -
    Prepaid expenses and deferred contract costs                        77,015               27,057
                                                                   -----------          -----------

          TOTAL CURRENT ASSETS                                       1,414,486            1,711,186

EQUIPMENT AND FIXTURES
    Computer equipment                                                 119,388               77,013
    Office equipment                                                    33,137               29,935
    Equipment leased to clients                                        843,288               56,743
                                                                   -----------          -----------
                                                                       995,813              163,691
    Less accumulated depreciation                                      (75,623)              (8,338)
                                                                   -----------          -----------

          TOTAL EQUIPMENT AND FIXTURES                                 920,190              155,353

OTHER ASSETS
    Client construction projects in process                            868,051                    -
    Net investment in leases, less current portion - Note D            575,140              488,673
    Deposits and fees                                                   32,255               28,703
    Deferred rent                                                      151,897                    -
    Deferred contract costs, net of accumulated
          amortization of $248,456 and $1,819                          113,813              220,652
                                                                   -----------          -----------

          TOTAL OTHER ASSETS                                         1,741,156              738,028
                                                                   -----------          -----------

          TOTAL ASSETS                                             $ 4,075,832          $ 2,604,567
                                                                   ===========          ===========


          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               June 30
                                                                                    2001                   2000
                                                                                    ----                   ----
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                             $   782,711            $   299,496
  Due to related party in connection with client contracts                         690,360                655,995
  Accrued expenses:
      To related party - Note H                                                    286,000                      -
      Other                                                                          4,288                  3,432
  Notes payable - Note C:
      To bank in connection with client construction                             1,224,687                      -
      To related party                                                             237,500                      -
  Current maturities of long-term debt and capital leases                          133,691                  8,781
                                                                               -----------            -----------

      TOTAL CURRENT LIABILITIES                                                  3,359,237                967,704

LONG-TERM DEBT - net of current maturities - Note C
  10.5 % note payable to bank, due May 2005                                        407,353                      -
  Capital leases                                                                    21,346                 13,868
                                                                               -----------            -----------
      TOTAL LIABILITIES                                                          3,787,936                981,572

MINORITY INTEREST                                                                  257,569                      -

STOCKHOLDERS' EQUITY - Notes E, G, H and J
  Convertible Preferred Stock, no par value,
    10,000,000 shares authorized;
      Series A: authorized - 2,725,000 shares;
      Issued and outstanding - 2,709,519 shares                                  3,952,250              3,952,250
      Series B: authorized - 3,000,000 shares;
      Issued and outstanding - 3,000,000 shares                                    704,763                      -
  Common Stock, no par value,
    Authorized - 40,000,000 shares;
    Shares issued and outstanding - 7,138,100 in 2001,
      7,579,600 in 2000                                                          1,983,249                459,700
  Retained earnings deficit                                                     (6,609,935)            (2,788,955)
                                                                               -----------            -----------

      TOTAL STOCKHOLDERS' EQUITY                                                    30,327              1,622,995
                                                                               -----------            -----------

      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                $ 4,075,832            $ 2,604,567
                                                                               ===========            ===========


          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years Ended June 30
                                                         2001           2000          1999
                                                         ----           ----          ----
Contract revenues - Note I                           $ 1,078,951    $   124,213    $        --
Cost of client services                                  667,159        106,447             --
                                                     -----------    -----------    -----------

         Gross profit                                    411,792         17,766             --

Costs and expenses:
   Payroll and employee benefits - Note H              1,617,239        476,048             --
   Sales development fees - Note H                       499,481             --             --
   Management and consulting fees - Note H               582,828        685,529        285,507
   Write-off project contract costs                      109,864             --             --
   Financing expense - Note H                            355,391             --             --
   Other professional fees                               223,600        458,830        209,114
   General and administrative                            786,493        650,204         70,065
                                                     -----------    -----------    -----------

         Total expenses                                4,174,896      2,270,611        564,686
                                                     -----------    -----------    -----------

         LOSS FROM OPERATIONS                         (3,763,104)    (2,252,845)      (564,686)

Interest income                                           64,422         29,406          1,702
Interest expense                                         (77,473)        (2,532)            --
                                                     -----------    -----------    -----------
         Total other income, net                         (13,051)        26,874          1,702
                                                     -----------    -----------    -----------

         LOSS BEFORE MINORITY INTEREST                (3,776,155)    (2,225,971)      (562,984)

Minority interest in earnings of limited liability
   corporation                                            44,825             --             --
                                                     -----------    -----------    -----------

         NET LOSS                                    ($3,820,980)   ($2,225,971)     ($562,984)
                                                     ===========    ===========    ===========

Net loss per share - basic and diluted - Note L          ($ 0.46)       ($ 0.31)       ($ 0.08)
Weighted average number of common
          shares outstanding                           8,291,393      7,094,321      7,166,477


          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                    Years Ended June 30, 2001, 2000 and 1999


                                               Convertible Preferred Stock
                                             -------------------------------
                                             Series A             Series B         Common Stock           Retained      Total
                                             --------             --------         ------------           Earnings   Stockholders'
                                         Shares     Amount    Shares    Amount   Shares     Amount         Deficit       Equity
Balance at July 1, 1998                                                           709.7500  $    100                  $      100


Common Stock issued for cash                                                       44.1694   752,150                     752,150
Net loss for year                                                                                       $  (562,984)    (562,984)
                                                                                ----------   -------     ----------      -------

BALANCE AT JUNE 30, 1999                                                          753.9194   752,250       (562,984)     189,266


Common Stock (no par value)
   of Oak Brook Capital II,
    Inc. - Note G                                                                1,228,000
Correction of founders'
   shares issued                                                                      (210.)
Common Stock retired at
    time of merger - Note G                                                      (543.9194) (752,250)                   (752,250)
Common Stock issued at
    time of merger - Note G                                                      5,439,194   752,250                     752,250
Shares issued to founders                                                        1,175,000    11,750                      11,750
Shares issued for
    compensation and services                                                       35,000    92,500                      92,500
Preferred Stock issued and
    exchanged for Common
     Stock - Note H                      2,709,519  $3,952,250                    (521,694) (952,250)                  3,000,000
Common Stock issued for cash                                                       224,100   555,450                     555,450
Net loss for year                                                                                        (2,225,971)  (2,225,971)
                                   -------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000                 2,709,519  $3,952,250                   7,579,600  $459,700    $(2,788,955)  $1,622,995


          See accompanying Notes to Consolidated Financial Statements.

                         AMERICAS POWER PARTNERS, INC.

                    Years Ended June 30, 2001, 2000 and 1999

                                              Convertible Preferred Stock
                                           --------------------------------
                                           Series A                Series B               Common Stock       Retained      Total
                                           --------                --------               ------------       Earnings  Stockholders'
                                     Shares       Amount      Shares      Amount      Shares       Amount     Deficit     Equity

Balance at July 1, 2000             2,709,519   $3,952,250                          7,579,600  $  459,700  $(2,788,955)  $1,622,995


Common Stock issued for:
 Cash  - Note H                                                                     1,600,000   2,000,000                 2,000,000
 Promissory note - Note H                                                             800,000   1,000,000                 1,000,000
 Services                                                                             137,500     105,500                   105,500
Purchase of Common Stock in
 exchange for:
      Promissory note and
       Company assets - Note E                                                     (2,899,000) (1,488,714)               (1,488,714)
      Receivable from
       related party - Note H                                                         (80,000)    (93,237)                  (93,237)
Preferred Stock issued for
 sales development and
   financing fees - Note H                                   3,000,000   $704,763                                           704,763
Net loss for year                                                                                           (3,820,980)  (3,820,980)
                                    -----------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001            2,709,519   $3,952,250   3,000,000   $704,763   7,138,100  $1,983,249  $(6,609,935)  $   30,327
                                    =========   ==========   =========   ========  ==========  ==========  ===========   ==========


          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended June 30
                                                                            2001               2000                1999
                                                                            ----               ----                ----
Cash Flows from Operating Activities:
   Net loss                                                             ($3,820,980)       ($2,225,971)         ($562,984)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Provision for depreciation and amortization                           218,083             10,157               --
      Loss on sale of equipment and fixtures                                 65,325               --                 --
      Minority interest                                                      44,823               --                 --
      Preferred Stock issued for sales development
         and financing                                                      704,763               --                 --
      Common Stock issued for compensation and
         services - net of Common Stock to be returned
          in 2000 valued at $62,500                                         105,500            104,250               --
      Redemption of Common Stock in exchange for assets                     103,286               --                 --
      Change in accounts receivable                                         (36,873)           (75,588)              --
      Change in inventory                                                   (95,273)              --                 --
      Change in prepaid expenses and deferred contract costs                 23,172            (18,945)              --
      Change in deferred rent                                              (151,897)              --                 --
      Change in accounts payable                                            638,893            182,004            117,492
      Change in accrued expenses                                            290,680              3,432               --
                                                                        -----------        -----------        -----------
         Total adjustments                                                1,910,482            205,310            117,492
                                                                        -----------        -----------        -----------

   Net cash used in operating activities                                 (1,910,498)        (2,020,661)          (445,492)

Cash Flow from Investing Activities:
   Purchase of equipment and fixtures                                       (96,045)          (136,115)              --
   Purchase of equipment underlying lease agreements                     (2,048,601)          (666,219)              --
   Proceeds from sale of equipment and fixtures                              12,475               --                 --
   Payments from lessees regarding finance lease receivables                146,424             68,735               --
   Decrease (increase) in deposits                                           29,759            (28,703)              --
   Payment of deferred contract costs                                       (86,893)          (230,483)              --
   Net repayments from related parties                                                         107,774               --
                                                                        -----------        -----------        -----------
   Net cash used in investing activities                                 (2,042,881)          (885,011)              --

Cash Flow from Financing Activities:
   Proceeds from notes payable to banks, net of fees                      1,552,442               --                 --
   Proceeds from note payable to related party                              237,500               --                 --
   Minority interest investment in limited liability company                212,746               --                 --
   Payments on note payable to bank                                         (85,542)              --                 --
   Payments on capital leases                                               (14,918)            (4,927)              --
   Payments on insurance financing                                          (31,671)              --                 --
   Proceeds from issuance of Common Stock                                 2,000,000            555,450            752,150
   Payment for redemption of Common Stock                                  (342,000)              --                 --
   Payment on note relating to assets exchanged                            (250,000)              --                 --
   Proceeds from issuance of Preferred Stock                                    --           3,000,000               --
                                                                        -----------        -----------        -----------
   Net cash provided by financing activities                              3,278,557          3,550,523            752,150
                                                                        -----------        -----------        -----------


Net (Decrease) Increase in Cash and Cash Equivalents                       (674,822)           644,851            306,658
Cash and cash equivalents at beginning of year                              951,509            306,658               --
                                                                        -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   276,687        $   951,509        $   306,658
                                                                        ===========        ===========        ===========


          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                                                                    Years Ended June 30
                                                               2001          2000       1999
                                                               ----          ----       ----
SUPPLEMENTAL DISCLOSURES

Interest paid                                              $    73,185    $   2,532    $   --

Additional non-cash financing and investment activities:
   Capital lease obligations for equipment                      34,200       27,578        --
   Common Stock acquired in exchange for reduction
         of receivable from related party                      (93,237)          --        --
   Common Stock issued in exchange for promissory note       1,000,000           --        --
   Common Stock acquired in exchange for
         cancellation of promissory note                    (1,000,000)          --        --

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 2001, 2000 and 1999


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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 50%-owned limited liability corporation, Armstrong-Americas I, LLC, which was incorporated early in fiscal 2001. The LLC was formed for the purpose of holding the Company's interests in certain of the projects relating to its largest client. The other 50% member of the LLC is the investor in the Company's Preferred Stock. The limited liability corporation agreement provides that the Company has management control over the operations of the LLC. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and, as such, include amounts based on informed estimates and judgments of management. Changes in such estimates may affect amounts reported in future periods.

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

Inventory

Inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Deferred Contract Costs

Initial direct costs associated with negotiating the Company's contracts are capitalized and amortized over the life of the respective agreements.

Revenue Recognition

The Company evaluates the terms of the energy services agreements (ESA) and operation and maintenance agreements (O&M) which it executes with clients to determine the applicable accounting treatment on an individual basis. To the extent that ESA's provide for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from ESA's that qualify as operating leases under SFAS No. 13 is recorded on a straight-line basis over the term of the contract. O&M revenue also is recognized on a straight-line basis, which coincides with the monthly payments to vendors that provide the operations and maintenance service. Revenue from sale of commodities that the Company maintains as inventories is recognized as the products are delivered. The Company grants credit to all of its customers.

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

Per Share of Common Stock

Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For fiscal 2001, 2000 and 1999, the diluted loss per share computation was antidilutive; therefore, the amount reported for basic and diluted loss per share is the same.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to shareholders. The Company's operations are deemed to be one reportable segment for purposes of this disclosure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The Company believes adoption of this Statement, as amended by SFAS No. 138, which will occur by July 2001, will not have an affect on the financial statements, as the Company currently does not hold any derivative instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 did not have an effect on its financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for years beginning after December 15, 2001. Under the Statement, other intangibles will continue to be amortized over their respective useful lives. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that the first quarter financial statements have not been issued. The Company does not believe that the adoption of this SFAS will have an effect on its financial statements.

NOTE B - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                              June 30
                                                              -------
                                                       2001              2000

        Cash                                        $ (63,351)        $ 622,874
        Money market accounts                         340,038           328,635
                                                    ---------         ---------

                                                    $ 276,687         $ 951,509
                                                    =========         =========

NOTE C - NOTES PAYABLE

On August 9, 2000, the Company obtained a loan in the amount of $606,000 from a bank to finance an optimization project. The note is payable in 57 monthly installments of $13,593, including interest at a rate of 10.5% per annum.

Armstrong-Americas I, LLC ("LLC"), the Company's 50%-owned limited liability corporation, has signed four interim promissory notes with a bank, totaling $1,224,687, which provide for the eventual sale to the bank of the equipment previously purchased from a client, along with certain improvements to be made to the facilities. The notes provide for monthly interest payments computed at the bank's prime rate and mature on September 30, 2001; however, the Company and the bank currently are negotiating to extend the term of the agreement. The LLC has received 80% of the value of the notes and will continue to finance with similar obligations approximately $2,300,000 in planned improvements as they are installed at the client facility. Upon completion of the project, the LLC will lease the energy generation facility from the bank under a master lease arrangement.

During the fourth quarter of fiscal 2001, the Company borrowed $237,500 for working capital purposes from a company that is the investor in the Company's Preferred Stock. The loans are evidenced by notes that mature in August 2001 (subsequently extended to October 15, 2001) and bear interest at prime plus 2%.

Annual maturities for the Company's long-term debt for the next four fiscal years are as follows:

          Year Ending June 30

                  2002                           $ 113,106
                  2003                             125,752
                  2004                             139,755
                  2005                             141,846

The LLC has a line of credit with a bank in the amount of $500,000 which expires November 22, 2001, and is expected to be renewed. The investor in the Company's Preferred Stock guarantees the line and interest on borrowings under the line is computed at .5% above the bank's prime rate.

NOTE D - LEASES

Equipment Leased to Others

At June 30, 2001, the Company leased equipment to two clients under optimization and service agreements that meet the criteria of a financing lease and to other clients for which the respective agreements are classified as operating leases, one of which provides for contingent rentals based on cost savings realized.

Future minimum lease payments receivable under financing leases and non-cancelable operating leases as of June 30, 2001 and the net investment in the financing leases on that date are as follows:

                                                     Financing          Operating
     Year Ending June 30                               Leases            Leases *
     -------------------                               ------            --------

            2002                                     $ 226,704         $  445,736
            2003                                       226,704            445,736
            2004                                       226,704            445,736
            2005                                       157,969            445,736
            2006                                        61,740            445,736
            Thereafter                                  61,740          4,411,652
                                                     ---------         ----------

                                                       961,561         $6,640,332
                                                                       ==========

            Less unearned interest income              241,292
                                                    ----------

            Net investment in financing leases      $  720,269
                                                    ==========

* Principally represents one lease associated with the Company's largest client
                                  (see Note A).

Accumulated depreciation on equipment leased to clients was $46,620 at June 30, 2001 and $1,618 at June 30, 2000. Contingent rentals included in income from an operating lease were $3,048 and $1,883 during the fiscal years ended June 30, 2001 and 2000, respectively.

Office Space and Equipment Leased from Others
The Company has entered into leases for computer equipment that are classified as capital leases and certain other leases for office space and a vehicle that are operating leases. At June 30, 2001, the future minimum lease payments under these leases are as follows:

                                                                       Operating        Capital
            Year Ending June 30                                         Leases           Leases
            -------------------                                         ------           ------
                  2002                                                 $ 13,584         $ 23,936
                  2003                                                   12,337           17,313
                  2004                                                    6,101            5,466
                  2005                                                    6,101                -
                  2006                                                    2,034                -
                                                                       --------         --------

                  Total minimum lease payments                         $ 40,157           46,715
                                                                       ========
                  Less amounts representing interest                                       4,784
                                                                                        --------

                  Present value of net minimum lease payments                             41,931
                  Less current maturities                                                 20,585
                                                                                        --------

                  Long-term capital lease obligations                                   $ 21,346
                                                                                        ========

Rental expense incurred for operating leases was $124,279, $44,300 and $624 for the years ended June 30, 2001, 2000 and 1999, respectively. During fiscal 2001, the Company initiated a five-year corporate office lease with a related-party management consulting firm owned by two directors (see Note H), which provides for annual rentals of $122,500 plus annual increases equal to the greater of 3% or the annual increase in the Consumer Price Index. The Company received $11,000 in office sub-rental income from a transaction further described in Note E. As discussed in Note H, this office lease was cancelled effective June 30, 2001, and a reduced amount of space will be rented on a month-to-month basis.

NOTE E - DISPOSITION OF CERTAIN ASSETS AND
            TERMINATION OF EMPLOYMENT AGREEMENTS

On January 24, 2001, the Company entered into an agreement that provided for the following, effective on that date:

          . The redemption of 1,699,000 shares of Common Stock from the Company's chief executive officer/chairman of the board of directors and another employee in exchange for the transfer of certain of the Company's assets to a newly formed company. The assets included all accounts receivable, development rights, and engineering and environmental studies related to client prospects in the carbon black and calcined coke industries (net of all related liabilities), as well as certain office equipment and fixtures, plus cash and a note totaling $592,000.

          . The resignation of the chief executive officer and four other employees, effective January 15, 2001. These former employees formed the new company referred to above. The chief executive officer's employment and deferred compensation agreements (which were effective with his employment in September 2000 - see Note H) were terminated, and the Company accepted and returned to the treasury 1,200,000 shares of Common Stock in full satisfaction of the chief executive officer's $1,000,000 promissory note payable to the Company.

          . Provisions for cooperation between the two companies on certain future joint projects, as well as non-compete provisions on others.

NOTE F - INCOME TAXES

The deferred tax assets, net of valuation allowances, in the accompanying balance sheets includes the following components:

                                                                                June 30
                                                                                -------
                                                                     2001                 2000

                  Deferred tax assets                               $ 2,465,414       $  1,171,615
                  Deferred tax asset valuation allowance             (2,465,414)        (1,171,615)
                                                                    ------------      -------------

                  Net deferred tax assets                           $         -       $          -
                                                                    ============      =============

The Company has loss carryforwards totaling $6,326,492 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

             Year Ending June 30
             -------------------
                  2019                                              $   115,140
                  2020                                                2,302,299
                  2021                                                3,909,053
                                                                    -----------

                                                                    $ 6,326,492
                                                                    ===========

Deferred tax assets are comprised of net operating loss carryforwards, fixed assets, deferred rent and capital leases.

The income tax provision differs from the expense that would result from applying federal statutory rates to income (loss) before income taxes because the aforementioned valuation allowance has been provided to reduce the deferred tax assets to the amount that is more likely than not to be realized.

NOTE G - MERGER AND EXCHANGE OF COMMON STOCK

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

NOTE H - RELATED PARTY TRANSACTIONS

On April 24, 1999, the Company entered into a three-year contract with a management consulting firm owned by two officers and directors of the Company that provided for payment of various consulting fees. The contract provided for minimum monthly consulting fees of $15,000 and an annual expense allowance of $125,000. The agreement also provided for additional minimum consulting fees totaling $150,000 upon completion of a reverse merger, such as that described in Note G, plus 550,000 shares of the Company's Common Stock. This contract was amended in fiscal 2001 to provide for a monthly consulting fee, effective January 1, 2001, of $25,000 cancelable by either party on 30-days notice, and the agreement was subsequently terminated effective June 30, 2001.

The Company also entered into independent contractor agreements on July 1, 1999 with three individuals who were officers and directors of the Company. These agreements provide for consulting services related to business development and the day-to-day management of the Company. Each agreement provided for a monthly payment to the independent contractor of $10,000, plus an automobile allowance. These contracts were voluntarily cancelled in November 2000.

On November 13, 2000, the board of directors of the Company approved the report of a special committee of the board which was appointed to review prior related party transactions that occurred during a period when all of the Company's directors also were consultants or employees of the Company. Among other matters, the report authorized the following:

     . Under the contract referred to above, the Company had paid during the year ended June 30, 2000 a consulting fee of $300,000 in connection with the raising of preferred equity and fees of $205,770 relating to the reverse merger discussed in Note G. However, the board found that a provision of the Preferred Stock Purchase Agreement did not allow the Company to pay a fee on that issue, and, accordingly, the Company was entitled to recover $300,000, which amount was accrued as of June 30, 2000.

     The Company was reimbursed for this amount in fiscal 2001.

     . The board agreed to renegotiate payments for past services, and amend and extend the contract with the related party consulting firm referred to above. In consideration of this, the consulting firm agreed to reduce its past consulting fees by $306,639, the recovery of which the Company accrued at June 30, 2000.

         On April 19, 2001, the board agreed to forgive the outstanding balance of the aforementioned receivable from the related party consulting firm in consideration for cancellation of past due rent on the Company's corporate office space (see Note D), early termination of the related office lease, and the cancellation of 250,000 options for Company stock owned by the firm.

     . The employment contract of another officer/director was renegotiated, resulting in a receivable to the Company of $93,237.

         This amount was satisfied in fiscal 2001 by the transfer of 80,000 shares of Common Stock to the treasury.

During the fiscal years ended June 30, 2001, 2000 and 1999, the Company incurred the following expense (net of recoveries in fiscal 2000 referred to above) in connection with the aforementioned consulting agreements:

                                                                Years Ended June 30
                                                                -------------------
                                                             2001    2000      1999
         Management consulting fees and expenses        $ 276,466  $ 163,480  $ 130,833
         Consulting regarding merger                           -     205,770     75,000
         Independent contractor fees                       84,500    353,000    135,707
         Write-off of receivable from related party       298,402          -          -
                                                        ---------  ---------  ---------

                                 TOTAL                  $ 659,368  $ 722,250  $ 341,540
                                                        =========  =========  =========

On January 31, 2000, the Company issued 2,709,519 shares of its Series A Preferred Stock to a company, and certain of that company's officers and an affiliate, with which Americas Power Partners, Inc. has entered into "partnering" arrangements when signing certain contracts with its clients. In exchange for the Preferred Stock, the Company received 521,694 shares of its previously issued Common Stock, plus $3 million in cash. The Series A Preferred Stock Purchase Agreement provides that the Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price ($1.16634 at June 30, 2001) that ensures that, upon conversion, the previous preferred stockholders retain the same 21.55% Common Stock ownership interest upon the issuance of an additional $2 million in Common Stock and/or equivalents, as existed at the time the Agreement was signed. Each share of Series A Preferred Stock will automatically convert into Common Stock, if not previously converted, on the earlier of January 31, 2005 or a change in control of the investor company.

On June 28, 2001, the board of directors approved an amendment to the Company's Articles of Incorporation authorizing the issuance of 3 million shares of Series B Preferred Stock and the signing of the Series B Preferred Stock Purchase Agreement on that date with the same investor referred to above, in exchange for sales development and financing costs (relating to loans and guarantees) valued at $468,000 and $236,763, respectively. The terms of the Series B Preferred Stock Purchase Agreement are similar to the aforementioned Series A agreement, except the anti-dilution provision provides that the Series B preferred stockholders retain the same19.6% Common Stock ownership interest upon the issuance of common shares and/or equivalents aggregating at least $5 million through February 28, 2002 as existed at the time the Agreement was signed, and the automatic conversion provision is effective, if not previously converted, on the earlier of June 28, 2006 or a change in control of the investor company.

Optimization and monetization projects that the Company performed for its clients during the fiscal years ended June 30, 2001 and 2000 included $1,410,383 and $693,434, respectively, of material and services acquired from the aforementioned investor company.

On September 13, 2000, the Company signed an executive employment agreement with its former chief executive officer. Concurrently, the former officer acquired 2,400,000 shares of Common Stock for $2,000,000 cash and a $1,000,000 promissory note. The note was secured by 1,200,000 of the underlying shares. The agreement also provided that the former officer's first year salary and bonus would be earned and accrued ratably during the period, but payment would be deferred, with interest accruing and paid annually, until the earlier of the former officer's termination or tenth anniversary. See Note E regarding the subsequent termination of these agreements in January 2001.

At June 30, 2001, the Company accrued the future payroll and benefit costs of $286,000 associated with the employment contract of a former officer/director.

NOTE I - CUSTOMER CONCENTRATION

Sales to each of the Company's two largest customers amounted to 47.8% and 30.2% of total sales for the year ended June 30, 2001 and 69.4% and 30.6% for the year ended June 30, 2000. The two largest trade receivable balances were 73.2% and 17.2% of total customer receivables at June 30, 2001 and 57.6% and 42.4% at June 30, 2000.

NOTE J - STOCK OPTIONS

The Company has granted stock options to certain key employees and consultants in connection with the 2000 Equity Incentive Plan ("Plan"), which provides for the grant of incentive stock options, nonqualified stock options, restricted stock options and other stock awards. Under the Plan, a maximum of 3,500,000 options to purchase shares may be granted at prices not less than 100% of the fair market value of the Common Stock subject to option on the date of grant. The vesting terms range from immediate to two and five years. The following summarizes the options granted, forfeited and outstanding during the year ended June 30, 2001:
                                       Number             Weighted Average
                                     of Shares             Exercise Price
                                     ---------             --------------
         Outstanding at
          beginning of year             -                         -
               Options granted       2,731,746                 $ 1.25
               Options granted       1,100,000                    .50
               Options granted         100,000                    .25
               Options forfeited    (1,789,101)                $ 1.25
                                    -----------
        Outstanding at
          end of year                2,142,645                 $ 0.82
                                     =========
         Exerciseable at
          end of year                1,248,400                 $ 0.93
                                     =========

In addition, 620,045 of the options granted in fiscal 2000 will be forfeited prior to September 30, 2001 based on employee terminations prior to June 30, 2001 and the market price of the Company's Common Stock.

The options outstanding and exercisable by price range as of June 30, 2001 were as follows:

                             Options Outstanding                           Options Exercisable
         ----------------------------------------------------------------  -------------------
                                            Weighted
                          Outstanding       Average          Weighted               Weighted
         Range of            as of          Remaining        Average                Average
      Exercise Prices    June 30, 2001  Contractual Life  Exercise Price  Shares  Exercise Price
       $  0.25            100,000            3.00            $ 0.25       100,000    $ 0.25
          0.50          1,100,000            4.31              0.50       400,000      0.50
          1.25            942,645            5.02              1.25       748,400      1.25
                        ---------            ----            ------     ---------    ------
                        2,142,645            4.56            $ 0.82     1,248,400    $ 0.93
                        =========            ====            ======     =========    ======

The Company has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, compensation expense for employees and consultants relative to stock issuances represents the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If compensation expense for the Company's stock options issued in the fiscal year ended June 30, 2001 had been determined based on the fair value method of accounting, as defined in Statement of Financial Accounting Standards No, 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have increased, as indicated in the following pro forma amounts:

                  Net loss - as reported                      $(3,820,980)
                  Net loss - pro forma                        $(4,633,346)
                  Net loss per share - as reported:
                         Basic and diluted                    $     (0.46)
                  Net loss per share - pro forma:
                         Basic and diluted                    $     (0.56)

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes Option Pricing Method with the following assumptions:
                  Expected dividend yields                           0.00%
                  Expected stock price volatility                    2.53%
                  Risk-free interest rates                    9.38 - 12.0%
                  Expected life of options (in years)                 2-7

The weighted average fair value of the options granted was $0.74 for the year ended June 30, 2001.

NOTE K - LIQUIDITY

Since its inception, the Company has incurred a net loss of $6,609,935 and at June 30, 2001 it has a working capital deficiency of $1,944,751. In light of current results of operations and cash flow, the Company recently has relied on advances from and Preferred Stock issued to a related party firm to finance its operations and sales development activities. In addition, client projects are anticipated to require substantial capital investment and additional third-party financing. The Company has retained a financial advisor and presently is seeking to raise $12 million in private equity from one or more institutional investors. Management believes proceeds from the equity offering would provide the Company's capital requirements to develop various client projects and meet its working capital requirements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company is expending its best efforts to consummate the above equity offering, there can be no assurance that it will be successful in this regard. The aforementioned losses and deficit raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE L - PER SHARE RESTATEMENT

The basic and diluted net loss per share for the year ended June 30, 2000 has been restated to exclude the antidilutive common stock equivalents previously included in the calculation. The net effect of this restatement increased the previously reported net loss per share for the year ended June 30, 2000 by $0.04.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMERICAS POWER PARTNERS, INC.



Date: October 4, 2001                               /s/ Mark A. Margason
                                                   -----------------------------
                                                      Mark A. Margason
                                                      Chairman of the Board and
                                                      Chief Executive Officer

      October 4, 2001                               /s/ Tom F. Perles
                                                   -----------------------------
                                                      Tom F. Perles
                                                      Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                             Title


 /s/ Mark A. Margason                       Chairman of the Board and Chief
---------------------------                 Executive Officer and Director
      Mark A. Margason                      (Principal Executive Officer)


 /s/ Gordon B. Mendelson                    Chief Operating Officer, President
---------------------------                 and Director
      Gordon B. Mendelson

___________________________                 Director
      Douglas V. Bloss

 /s/ Theodore Bogard                        Director
---------------------------
      Theodore Bogard

/s/ Don A. Etheredge              Director
----------------------------
    Don A. Etheredge

                                  Director
-----------------------------
    James F. Purser

                                  Director
-----------------------------
    Thomas W. Smith

/s/ Tom F. Perles                 Chief Accounting Officer
------------------------------
    Tom F. Perles