Form 10KSB/A
period 2001-06-30
AMERICAS POWER PARTNERS INC
filed 2001-11-01
CIK 1072568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                              Amendment No. 1 to:

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

       State issuer's revenues for its most recent fiscal year. $ 927,054
                                                                ---------

         As of September 1, 2001, the registrant had 7,138,100 shares of its Common Stock, no par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $710,424.

Americas Power Partners, Inc. (the "Company"), is filing this Amendment No. 1 on Form 10-KSB/A solely to provide the information required by Part III, Items 10, 11, 12 and 13, of the Form 10-KSB, which information was omitted from the Company's original Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 5, 2001, as provided in General Instruction E(3) of the instructions to Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                     Page
PART I
Disclosure Regarding Forward-Looking Statements                                       2

Item 1.   Description of Business                                                     2
Item 2.   Description of Property                                                    10
Item 3.   Legal Proceedings                                                          10
Item 4.   Submission of Matters to a Vote of Security Holders                        10

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters      10
Item 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       12
Item 7.   Financial Statements                                                       17
Item 8.   Changes in and Disagreements with Accountants
          On Accounting and Financial Disclosure                                     17

PART III
Item 9.   Directors and Executive Officers of the Company                            17
Item 10.  Executive Compensation                                                     20
Item 11.  Security Ownership of Certain Beneficial Owners and Management             24
Item 12.  Certain Relationships and Related Transactions                             26

PART IV
Item 13.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K                                                        27

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

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the chief executive officer and each other executive officer whose total cash compensation exceeded $100,000 for any of the past three fiscal years (the Company had no payroll for the fiscal year ended June 30, 1999):

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                           -------------------------------------
      Name and                                                           Other
Principal Position                         Year     Salary     Bonus  Compensation
------------------                         ----     ------     -----  ------------

Mark A. Margason (1)                       2001       --         --     $ 43,000
   Chairman and CEO                        2000       --         --      130,140
                                           1999       --         --       30,000

Thomas R. Casten (2)                       2001   $174,904    $182,192       --
   Chairman and CEO                        2000       --         --         --
                                           1999       --         --         --

Gordon B. Mendelson (3)                    2001       --         --         --
   COO and President                       2000       --         --         --
                                           1999       --         --         --

Thomas W. Smith (4)                        2001    271,667       --         --
   President                               2000    160,000       --         --
                                           1999       --         --         --

John K. Leach                              2001    176,538       --         --
   Vice President and                      2000       --         --         --
   General Counsel                         1999       --         --         --

Tom F. Perles (5)                          2001       --         --         --
   Chief Accounting Officer                2000       --         --         --
                                           1999       --         --         --

                                                         Long-term Compensation
                                             -----------------------------------------------
                                                       Awards          Payouts
                                             ------------------------  -------
                                                           Securities
                                             Restricted    Underlying
    Name and                                   Stock       Options /    LTIP     All Other
Principal Position                  Year       Awards        SARs      Payouts  Compensation
------------------                  ----       ------        ----      -------  ------------

Mark A. Margason (1)                2001        --          100,000       --        --
   Chairman and CEO

Thomas R. Casten (2)(6)             2001        --          400,000       --        --
   Chairman and CEO

Gordon B. Mendelson (3)             2001        --          600,000       --        --
   COO and President

Thomas W. Smith (4)(6)              2001        --          341,445       --        --
   President

John K. Leach (6)                   2001        --          140,000       --        --
   Vice President and
   General Counsel

Tom F. Perles (5)                   2001        --            5,000       --        --
   Chief Accounting Officer


(1) Mark A. Margason was elected to serve as chief executive officer of the Company on June 27, 2001. Mr. Margason previously resigned his position as chief executive officer of the Company on September 11, 2000, but continued as a director. Mr. Margason was compensated during this period under a three year Independent Contractor Agreement dated July 1, 1999, which provided for monthly compensation of $10,000 and an automobile allowance that amounted to $3,000 and $10,140 in fiscal 2001 and 2000, respectively, and is included in reported other compensation. The Independent Contractor Agreement was terminated in November 2000. Effective July 1, 2001, Mr. Margason's annual compensation was established at $180,000.

(2) Thomas R. Casten was employed September 11, 2000 as chief executive officer in accordance with the terms of a three year employment agreement with the Company, which also provided he would be named as a member and the chairman of the Company's board of directors. Mr. Casten's employment agreement provided that he was to earn a base compensation during the first year of $480,000 and a bonus of $500,000 ratably over the period, and that the salary and bonus, plus interest thereon, would be paid pursuant to a non-qualified deferred compensation plan. Mr. Casten resigned effective January 15, 2001, and his employment agreement and the non-qualified deferred compensation plan were terminated on that date. No obligation to pay the aforementioned amounts survived the termination.

(3) Gordon B. Mendelson was elected president and chief operating officer on June 14, 2001, and received no compensation during the fiscal year ended June 30, 2001. Effective July 1, 2001, the Company entered into an agreement to lease Mr. Mendelson's services from Armstrong Services, Inc. at $16,875 per month.

(4) Thomas W. Smith entered into an employment agreement with the Company dated May 1, 1999, which was superceded by an employment agreement dated September 18, 2000 and provided that he would be employed as president of the Company for annual compensation of $280,000. Mr. Smith's contract was terminated by the board effective June 14, 2001.

(5) Tom F. Perles is chief financial officer of MPI Venture Management, LLC and serves as chief accounting officer of the Company under a leased employee arrangement.

(6) Options were forfeited 90 days after the employees' termination of employment during the fiscal year ended June 30, 2001.

The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended June 30, 2001 to its chief executive officer and other named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                      Number of       Percent of
                      Securities     Total Options
                      Underlying      Granted to       Exercise or
                       Options       Employees In      Base Price      Expiration
Name                   Granted       Fiscal Year       ( $ / Share)       Date
----                   -------       -----------       ------------       ----

Mark A. Margason (1)   100,000         2.54%              $1.25           2010

Thomas R. Casten (2)   400,000        10.17%              $1.25           2001

Gordon B. Mendelson    100,000         2.54%              $0.25           2011
                       500,000        12.72%              $0.50           2011

Thomas W. Smith (2)    341,445         8.68%              $1.25           2001

John K. Leach (2)      140,000         3.56%              $1.25           2001

Tom F. Perles            5,000          .13%              $1.25           2010

(1) Mark A. Margason is a partner in MPI Venture Management, LLC, which was granted options to purchase 350,000 shares of Common Stock (8.90% of the total options granted) at $1.25 per share. MPI Venture Management, LLC subsequently rescinded 250,000 of the aforementioned options (see Item 12. Certain Relationships and Related Transactions).

(2) Options were forfeited 90 days after the employees' termination of employment during the fiscal year ended June 30, 2001.

The following table summarizes for each of the chief executive officer and other named executive officers (i) the total number of shares received upon exercise of stock options during the fiscal year ended June 30, 2001, (ii) the aggregate dollar value realized upon such exercise, (iii) the total number of unexercised options, if any, held at June 30, 2001 and (iv) the value of unexercised in-the-money options, if any, held at June 30, 2001. In-the-money options are options where the fair market value of the underlying securities exceeds the exercise or base price of the option. The aggregate value realized upon exercise of a stock option is the difference between the aggregate exercise price of the option and the fair market value of the underlying stock on the date of exercise. The value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise price of the option and the fair market value of the underlying stock on June 30, 2001, which was $0.65 per share. With respect to unexercised, in-the-money options, the underlying options have not been exercised, and actual gains, if any, on exercise will depend on the value of the Company's Common Stock on the date of exercise.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                           Number of
                                                          Securities        Value of
                                                         Underlying       Unexercised
                                                         Unexercised      In-the-Money
                                                            Options         Options
                              Shares                      at FY-end        at FY-end
                           Acquired On       Value       Exercisable/     Exercisable/
Name                         Exercise       Realized     Unexcisable      Unexcisable
----                       -----------      --------     ------------     ------------


Mark A. Margason ..........      --            --          100,000/              0/
                                                                 0               0

Thomas R. Casten (1).......      --            --               --              --

Gordon B. Mendelson .......      --            --          300,000/        $70,000/
                                                           300,000          45,000

Thomas W. Smith (1)........      --            --              --               --

John K. Leach (1)..........      --            --              --               --

Tom F. Perles .............      --            --           5,000/              0/
                                                                0               0

(1) Options were forfeited 90 days after the employees' termination of employment during the fiscal year ended June 30, 2001.


Compensation of Directors
-------------------------

The Company had no arrangements pursuant to which directors receive compensation for serving as a director or for committee participation at June 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table sets forth certain information as of September 30, 2001 regarding the beneficial ownership of the Company's capital stock for (a) each person known by the Company to own beneficially five percent or more of its voting capital stock, and (b) each director and executive officer listed in the Summary Compensation Table (earning in excess of $100,000 annually). Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares. Unless otherwise indicated, the address of the beneficial owners is: c/o Americas Power Partners, Inc., 710 North York Road, Hinsdale, Illinois 60521.


            Number of Shares Beneficially Owned and Percent of Class
                                                  Percent of                 Percent of
Name and Address of                  Preferred    Preferred     Common         Common
  Beneficial Owner                     Stock        Stock        Stock          Stock
-------------------                  ---------    ---------   ----------     ----------
Five Percent Stockholders:
Armstrong International, Inc.(1)     4,931,230      77.1%       4,931,230         40.9%
2081 S. East Ocean Blvd.
Stuart, FL 34996

Merrill Armstrong (2)                  970,183      15.2%         970,183         12.0%
2081 S. East Ocean Blvd.
Stuart, FL 34996

Armstrong International, Inc.
  Employees Pension Plan (3)           333,807       5.2%         333,807          4.5%
2081 S. East Ocean Blvd.
Stuart, FL  34996

Boza Management Co.                       --         --           435,193          6.1%
6299 Paseo de Republica
Mira Flores, Lima 18 Peru

David W. Pequet (5)                       --         --         2,257,233         30.8%
710 North York Road
Hinsdale, IL 60521

MPI Venture Management, LLC (6)           --         --         1,746,737         24.1%
710 North York Road
Hinsdale, IL 60521

Officers and directors:
Douglas V. Bloss (7)                   156,488      2.4%          156,488          2.2%
Theodore Bogard                           --         --           808,269         11.3%
Thomas R. Casten (4)                      --         --              --            --
Don A. Etheredge                          --         --              --            --
John K. Leach (4)                         --         --              --            --
Mark A. Margason (8)                      --         --         2,257,235         30.8%
Gordon B. Mendelson (9)                   --         --           302,000          4.1%
James F. Purser                           --         --              --            --
Thomas W. Smith                           --         --           900,000         12.6%
Tom F. Perles                             --         --              --            --

Officers and directors
   as a group (includes
   eight individuals) (10)
710 North York Road
Hinsdale, IL 60521                     156,488      2.4%        4,423,992         34.8%

(1) The shares of Common Stock and percent thereof reported for Armstrong International, Inc. include 4,931,230 shares of Preferred Stock held by such person that are convertible within 60 days into an equal number of shares of Common Stock.

(2) The shares of Common Stock and percent thereof reported for Merrill Armstrong include 970,183 shares of Preferred Stock held by such person that are convertible within 60 days into an equal number of shares of Common Stock.

(3) The shares of Common Stock and percent thereof reported for Armstrong International, Inc. Employees Pension Plan include 333,807 shares of Preferred Stock held by such person that are convertible within 60 days into an equal number of shares of Common Stock.

(4) The indicated individual's employment with the Company has terminated during the fiscal year ended June 30, 2001.

(5) Shares reported for David W. Pequet include 400,000 shares held by the Pequet Family Limited Partnership, options for 100,000 shares of Common Stock, and 1,646,737 shares and options for an additional 100,000 shares in the name of MPI Venture Management LLC. The general partner of the Pequet Family Limited Partnership is David W. Pequet.

(6) Messrs. Margason and Pequet are controlling members of MPI Venture Management, LLC. The shares reported include options for 100,000 shares of Common Stock.

(7) The shares of Common Stock and percent thereof reported for Douglas V. Bloss include 156,488 shares of Preferred Stock held by such person that are convertible within 60 days into an equal number shares of Common Stock.

(8) Shares reported for Mark A. Margason include 410,496 shares held by the Margason Family Limited Partnership, options for 100,000 shares of Common Stock, and 1,646,737 shares and options for an additional 100,000 shares in the name of MPI Venture Management LLC. The general partner of the Margason Family Limited Partnership is Mark A. Margason.

(9) Shares reported for Gordon B. Mendelson include options for 300,000 shares of Common Stock.

(10) The shares of Common Stock and percent thereof reported for the officers and directors as a group include 156,488 shares of Preferred Stock that are convertible within 60 days into an equal number of shares of Common Stock and options for 400,000 shares of Common Stock that are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into certain transactions with major shareholders, directors and officers during the last two most recent fiscal years, which are summarized in Notes D and H of Notes to Consolidated Financial Statements included elsewhere in this Form 10-KSB. Furthermore, the Company disposed of certain assets during the fiscal year ended June 30, 2001 through an agreement with a former chief executive officer, which transaction is further described in Note E of Notes to Consolidated Financial Statements.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16 of the Securities Exchange Act of 1934 ("Exchange Act") requires directors, executive officers, and persons who own more than 10 percent of a registered class of equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of the Company's Common Stock and other equity securities. Officers, directors, and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, all directors, officers, and holders of more than 10 percent of Common Stock filed all reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year, except that the Company has been unable to confirm that certain of the current and former directors and officers have completed all filings required by Section 16A.

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

                                                   AMERICAS POWER PARTNERS, INC.



Date: October 31, 2001                              /s/ Mark A. Margason
                                                   -----------------------------
                                                      Mark A. Margason
                                                      Chairman of the Board and
                                                      Chief Executive Officer

      October 31, 2001                              /s/ Tom F. Perles
                                                   -----------------------------
                                                      Tom F. Perles
                                                      Chief Accounting Officer

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


 /s/ Gordon B. Mendelson                    Chief Operating Officer, President
---------------------------                 and Director
      Gordon B. Mendelson

 /s/ Douglas V. Bloss                       Director
---------------------------
      Douglas V. Bloss

 /s/ Theodore Bogard                        Director
---------------------------
      Theodore Bogard

                                  Director
----------------------------
    Don A. Etheredge

                                  Director
-----------------------------
    James F. Purser

                                  Director
-----------------------------
    Thomas W. Smith

/s/ Tom F. Perles                 Chief Accounting Officer
------------------------------
    Tom F. Perles