Form 10QSB
period 2001-09-30
AMERICAS POWER PARTNERS INC
filed 2001-11-14
CIK 1072568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               For the quarterly period ended: September 30, 2001
                                               ------------------

                         Commission file Number: 0-24989


                          AMERICAS POWER PARTNERS, INC.
                          -----------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Colorado                                     05-0499526
         --------                                     ----------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
     of Incorporation)

            710 North York Road, Hinsdale, IL                60521
            ---------------------------------                -----
        (Address of Principal Executive Offices)           (Zip code)

                                 (630) 325-9111
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [  ]        NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, no par value - 7,138,100 shares as of September 30, 2001.

Transitional Small Business Disclosure Format:  YES [ ]        NO [X]

PART I - FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements


This Quarterly Report on Form 10-QSB includes historical information as well as statements regarding the Company's future expectations which may constitute "forwarding-looking statements" within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $   244,611
    Accounts receivable:
       Trade                                                         497,437
       Retainer held by bank - Note B                                271,602
    Current portion of net investment in leases                      149,373
    Inventory - fuel oil                                              95,273
    Prepaid expenses and deferred contract costs                      89,677
                                                                 -----------

          TOTAL CURRENT ASSETS                                     1,347,973

EQUIPMENT AND FIXTURES
Computer equipment                                                   119,388
Office equipment                                                      33,498
Equipment leased to clients                                          996,062
Client construction projects in process                            1,715,486
                                                                 -----------
                                                                   2,864,435
   Less accumulated depreciation                                    (104,506)
                                                                 -----------

          TOTAL EQUIPMENT AND FIXTURES                             2,759,929

OTHER ASSETS
    Net investment in leases, less current portion                   536,166
    Deposits and fees                                                 46,106
    Deferred rent                                                    149,393
    Deferred contract costs, net of accumulated
           amortization of $251,075                                  111,194
                                                                 -----------

          TOTAL OTHER ASSETS                                         842,859
                                                                 -----------

          TOTAL ASSETS                                           $ 4,950,762
                                                                 ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                       $   708,390
    Due to related party in connection with client contracts                 1,503,934
    Accrued expenses:
            To related party                                                   216,000
            Other                                                               12,249
    Notes payable - Note B:
            To bank in connection with client construction                   1,358,013
            To related party                                                   625,500
    Current maturities of long-term debt                                       137,294
                                                                           -----------

          TOTAL CURRENT LIABILITIES                                          4,561,380

LONG-TERM DEBT - net of current maturities
   10.5 % note payable to bank, due May 2005- Note B                           377,233
   Capital leases                                                               15,857
                                                                           -----------

         TOTAL LIABILITIES                                                   4,954,470

MINORITY INTEREST                                                              292,895

STOCKHOLDERS' DEFICIT
    Convertible Preferred Stock, no par value,
        10,000,000 shares authorized;
           Series A: authorized - 2,725,000 shares;
           Issued and outstanding - 2,709,519 shares                         3,952,250
           Series B: authorized - 3,000,000 shares;
           Issued and outstanding - 3,000,000 shares                           704,763
    Common Stock, no par value,
       Authorized - 40,000,000 shares;
       Shares issued and outstanding - 7,138,100 Shares                      1,983,249
     Retained earnings deficit                                              (6,936,866)
                                                                           -----------

            TOTAL STOCKHOLDERS' DEFICIT                                       (296,603)
                                                                           -----------

            TOTAL LIABILITIES AND
                 STOCKHOLDERS' DEFICIT                                     $ 4,950,762
                                                                           ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended September 30
                                                       -------------------------------
                                                           2001                2000
                                                       -----------         -----------
Contract revenues                                      $   188,115         $    99,178
Cost of client services                                     82,431              94,794
                                                       -----------         -----------

             Gross profit                                  105,684               4,384

Costs and expenses:
   Payroll and employee benefits                           177,646             284,514
   Management and consulting fees                               --             106,092
   Write-off project contract costs                             --             104,205
   Financing expense                                        45,000                  --
   Other professional fees                                   2,117              79,897
   General and administrative                              146,539             172,458
                                                       -----------         -----------

             Total expenses                                371,302             747,166
                                                       -----------         -----------

             LOSS FROM OPERATIONS                         (265,618)           (742,782)

Interest income                                             11,212              17,841
Interest expense                                           (37,198)             (7,641)
                                                       -----------         -----------
          Total other expense, net                         (25,986)             10,200
                                                       -----------         -----------

             LOSS BEFORE MINORITY INTEREST                (291,604)           (732,582)

Minority interest in earnings of
   limited liability corporation                           (35,326)             (3,081)
                                                       -----------         -----------

             NET LOSS                                  $  (326,930)        $  (735,663)
                                                       ===========         ===========

Net loss per share - basic and diluted - Note E        $     (0.05)        $     (0.09)
Weighted average number of common
    shares outstanding - basic and diluted               7,138,100           8,060,578

See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended September 30
                                                                     -------------------------------
                                                                         2001               2000
                                                                     -----------         -----------
Cash Flows from Operating Activities:
    Net loss                                                         $  (326,930)        $  (735,663)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
       Provision for depreciation and amortization                        34,321             111,148
       Minority interest                                                  35,326               3,081
       Common Stock issued for services                                       --              37,500
       Change in accounts receivable                                      78,009             (21,843)
       Change in prepaid expenses and deferred contract costs             16,165              (4,870)
       Change in accounts payable                                       (132,493)            245,175
       Change in accrued expenses                                        (62,039)             (3,432)
       Change in deferred income                                         (21,946)            (29,541)
       Change in deferred compensation                                        --              45,644
                                                                     -----------         -----------
           Total adjustments                                             (52,658)            382,862
                                                                     -----------         -----------
          Net cash used in operating activities                         (379,588)           (352,801)

Cash Flow from Investing Activities:
   Purchase of client construction projects in progress                 (125,344)           (776,796)
   Purchase of equipment underlying lease agreements                          --            (488,600)
   Payments from lessees regarding finance lease receivables              56,676              71,459
   Payment of deferred contract costs                                    (42,994)            (90,582)
   Net advances to related parties                                            --            (253,518)
                                                                     -----------         -----------
     Net cash used in investing activities                              (111,662)         (1,538,037)

Cash Flow from Financing Activities:
    Proceeds from notes payable to banks, net of fees                    106,661             600,000
    Proceeds from notes payable to related party                         388,000                  --
    Payments on note payable to bank                                     (27,057)             (8,113)
    Payments on capital leases                                            (4,948)             (2,109)
    Payments on insurance financing                                       (3,481)                 --
    Minority interest investment in limited liability company                 --             387,746
    Proceeds from issuance of Common Stock                                    --           2,000,000
                                                                     -----------         -----------

     Net cash provided by financing activities                           459,175           2,977,524
                                                                     -----------         -----------

Net (Decrease) Increase in Cash and Cash Equivalents                     (32,076)          1,086,686
Cash and cash equivalents at beginning of period                         276,687             951,509
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   244,611         $ 2,038,195
                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURES
    Interest paid (net of amount capitalized)                        $    27,429         $     6,142
    Accrual for client construction projects in process                  875,227                  --

See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, APP Optimization I, LLC (a single member limited liability corporation), and its 50%-owned limited liability corporation, Armstrong-Americas I, LLC ("AA I, LLC"), which were both incorporated early in fiscal 2001. AA I, LLC was formed for the purpose of holding the Company's interests in certain of the projects relating to its largest client. The other 50% member of this LLC is the investor in the Company's Preferred Stock. The AA I, LLC limited liability corporation agreement provides that the Company has management control over the operations of the LLC. All material intercompany accounts and transactions are eliminated.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

                          AMERICAS POWER PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the period of three months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

Per Share of Common Stock
Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the periods ended September 30, 2001 and 2000, the diluted loss per share computation was antidilutive; therefore, the amount reported for basic and diluted loss per share is the same.

                          AMERICAS POWER PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


NOTE B - NOTES PAYABLE

On August 9, 2000, the Company obtained a loan in the amount of $606,000 from a bank to finance an optimization project. The note is payable in 57 monthly installments of $13,593, including interest at a rate of 10.5% per annum.

AA I, LLC, the Company's 50%-owned limited liability corporation, has signed five interim promissory notes with a bank, totaling $1,358,013, which provide for the eventual sale to the bank of the equipment previously purchased from a client, along with certain improvements being made to the facilities. The notes provide for monthly interest payments computed at the bank's prime rate and matured on September 30, 2001; however, the Company and the bank currently are negotiating to extend the term of the agreement. AA I, LLC has received 80% of the value of the notes and will continue to finance with similar obligations a total of approximately $3.8 million in planned improvements as they are installed at the client facility. Upon completion of the project, AA I, LLC will lease the energy generation facility from the bank under a master lease arrangement. The investor in the Company's Preferred Stock has guaranteed the interim financing, AAI, LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria.

The Company has borrowed $625,500 for working capital purposes from a company that is the investor in the Company's Preferred Stock. The loans are evidenced by notes that matured on October 15, 2001 (subsequently extended to December 15, 2001) and bear interest at prime plus 2%.


NOTE C - CUSTOMER CONCENTRATION

On September 4, 2001, the Company signed a second contract with a food processing corporation to purchase the energy generation assets of another of the client's divisions and, in turn, provide the division's full requirement energy services for the next twenty-five years at estimated annual billings of $2,700,000. It is expected that the Company's 50%-owned limited liability corporation will begin recognizing revenue from this contract in the second quarter of fiscal 2002.

                          AMERICAS POWER PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


NOTE D - LIQUIDITY

Since its inception, the Company has incurred a net loss of $6,936,866 and, at September 30, 2001, it had a working capital deficiency of $3,213,407. In light of current results of operations and cash flow, the Company recently has relied on advances from and Preferred Stock issued to a related party firm to finance its operations and sales development activities. In addition, client projects are anticipated to require substantial capital investment and additional third-party financing. The Company has retained a financial advisor and presently is seeking to raise $12 million in private equity from one or more institutional investors. Management believes proceeds from the equity offering would provide the Company's capital requirements to develop various client projects and meet its working capital requirements.

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

NOTE E  - PER SHARE RESTATEMENT

The basic and diluted net loss per share for the period of three months ended September 30, 2000 has been restated to exclude the antidilutive common stock equivalents previously included in the calculation. The net effect of this restatement increased the previously reported net loss per share for the period ended September 30, 2000 by $0.02.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

The Company signed its first two contracts for the monetization and optimization of steam generation facilities during the third quarter of fiscal 2000. Three additional contracts were signed in the quarter ended September 30, 2000, with two of these resulting in revenues and costs recorded in that quarter. The third contract, signed between the Company's majority controlled limited liability corporation and a food processing company, was effective starting in the second quarter of fiscal 2001 but accounted for approximately 57% of revenues for the first quarter of fiscal 2002 (the period of three months ended September 30, 2001).

During the period of three months ended September 30, 2001, the Company incurred a net loss of $326,930, compared to a net loss of $735,663 for the corresponding prior year period. In the three-month fiscal 2002 period, the Company was able to achieve the following reduction of expenses compared to amounts recorded during the corresponding period during fiscal 2001.

Payroll and employee benefits: Payroll and benefit expense for the period of three months ended September, 2001 decreased $106,900 compared to the corresponding period of the prior fiscal year, principally as a result of the decrease of the number of employees (five versus eight) and the elimination of a provision for a former officer's deferred compensation.

Management and consulting fees: Management and consulting fees decreased approximately $106,000 for the three months ended September 30, 2001 compared to the prior year first quarter as a result of the cancellation, effective June 30, 2001, of a contract with a venture capital/management consulting firm and the voluntary termination, effective November 2000, of related party independent contractor agreements.

Write-off project contract costs: During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources. Accordingly, approximately $104,200 of previously deferred development costs relating to these projects was written-off. A similar review of the deferred development costs recorded as of September 30, 2001 determined that the stated amounts had continuing value to the Company.

Financing expense: In April 2001, the Company entered into an agreement with an investment banking firm to raise $12 million of additional equity through the sale of stock or other securities, the proceeds of which are to be used as working capital for ongoing operations and to fund future client projects. The firm was paid a retainer of $15,000 per month through September 2001.

Other professional fees: Professional fees decreased approximately $77,800 during the current three-month period compared to the corresponding prior year period as a result of the decrease in legal expense and the elimination of public relation activities in the first quarter of fiscal 2002.

General and administrative: General and administrative expenses for the three month period ended September 30, 2001 decreased approximately $25,900 from the corresponding prior year period with the reduction and/or elimination of expenditures relating to personnel travel and office expense, rental of office facilities, and depreciation of Company-owned equipment sold at the end of the prior fiscal year.

Interest Income: Interest income decreased approximately $6,600 in the three-month period ended September 30, 2001 over the corresponding prior year period as a result of the lower cash balances available in the current fiscal quarter. In September 2000, the Company received the proceeds from both the sale of $2 million in Common Stock and the outside investment made in the Company's majority controlled 50%-owned limited liability company.

Interest Expense: Interest expense for the three month fiscal 2002 period increased approximately $29,600 as a result of the interim bank loans, totaling approximately $1,358,000 at September 30, 2001 and used to finance construction of improvements to client facilities, plus a full quarter of interest on a bank note signed in September 2000 (see Note B of Notes to Condensed Consolidated Financial Statements).


Liquidity and Capital Resources

Cash balances at September 30, 2001 decreased $32,076 from the prior fiscal year-end. The Company's working capital deficiency increased to $3,213,407 at September 30, 2001, compared to a deficiency of $1,944,751 at June 30, 2001, principally as a result of $875,000 of additional payables associated with the construction of client projects and $388,000 of additional advances on notes from a related party to finance current operations.

The Company has signed a bank note, in the amount of $606,000, relating to the financing of a client project. In addition, the Company's 50%-owned limited liability company has a commitment from a bank to sell and leaseback steam generation and air compression facilities previously purchased from a customer and improvements being installed thereto, totaling $2,730,712. During the period of construction, the improvements are being financed under an interim financing agreement with the bank, which provides for interest-bearing notes to be executed in support of each construction installment disbursement. The notes matured on September 30, 2001. The bank is reviewing the Company's request to increase the line to $3.8 million and extend the notes for six months. Upon completion of the project, the LLC will lease the energy generation facility from the bank under a master lease arrangement. Armstrong

International, Inc. ("Armstrong"), the investor in the Company's Preferred Stock and strategic business partner, has guaranteed the interim financing, the LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria. . In addition, the 50%-owned limited liability company has a $500,000 line of credit with a bank at September 30, 2001, which use is restricted to paying client utility invoices and is secured by the receivables related to those billings and a guarantee from Armstrong.

The Company has experienced severe liquidity difficulties during the latter part of the year ended June 30, 2001, through the period of three months ended September 30, 2001, and subsequently. As described above, expenses have been reduced where possible. The Company has entered into an agreement with Sanders Morris Harris, Inc., an investment banking firm, to raise $12 million of additional equity through the sale of stock or other securities, the proceeds of which are to be used as working capital for ongoing operations and to fund future client projects. In the interim, Armstrong has agreed to support the Company's efforts to obtain short-term working capital to meet its essential business requirements on a short-term basis, and has advanced the Company $625,500 as of September 30, 2001 under an interest-bearing note arrangement. These notes matured on October 15 2001, and the maturity date has been extended to December 15, 2001. Although management believes that Armstrong will continue to provide financing to permit the Company to satisfy its current financial obligations, Armstrong has no contractual or other legal obligation to provide financing to the Company. If Armstrong were to discontinue providing financing to the Company, it would have a material adverse effect on the Company's financial condition and could result in the inability of the Company to continue its business.

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


Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to recognize all derivatives as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The Company's adoption of this statement, as amended by SFAS No. 138, did not have an effect on the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for years beginning after December 15, 2001. Under the new pronouncement, other intangibles will continue to be amortized over their respective useful lives. The Company has adopted early SFAS No. 142, which did not have an effect on the financial statements.

PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

During the period of three months ended September 30, 2001, there were no changes in the Company's outstanding securities.


ITEM 3.  Defaults Upon Senior Securities

         None


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  None


         b.       Reports on Form 8-K:

                  Form 8-K dated July 12, 2001 regarding certain management changes and authorization to issue of 3,000,000 shares of convertible Preferred Stock to Armstrong International Inc. in return for financing and other services that are being provided to the Company.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       AMERICAS POWER PARTNERS, INC.


                                       /s/ Mark A. Margason
                                       ------------------------
     November 14, 2001                 Mark A. Margason
                                       Chief Executive Officer

                                       /s/ Tom F. Perles
                                       ------------------------
     November 14, 2001                 Tom F. Perles
                                       Chief Accounting Officer