Form 10QSB
period 2001-12-31
AMERICAS POWER PARTNERS INC
filed 2002-02-26
CIK 1072568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended: December 31, 2001
                                                -----------------

                         Commission file Number: 0-24989
                                                 -------


                          AMERICAS POWER PARTNERS, INC.
                          -----------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Colorado                                          05-0499526
              --------                                          ----------
    (State or Other Jurisdiction                             (I.R.S. Employer
          of Incorporation)                               Identification Number)

    710 North York Road, Hinsdale, IL                             60521
----------------------------------------                          -----
(Address of Principal Executive Offices)                        (Zip code)

                                 (630) 325-9101
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, no par value - 7,138,100 shares as of December 31, 2001.

Transitional Small Business Disclosure Format:        YES [ ]   NO [X]

PART I - FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements


This Quarterly Report on Form 10-QSB includes historical information as well as statements regarding the Company's future expectations which may constitute "forwarding-looking statements" within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                December 31, 2001

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                            $  414,633
 Accounts receivable:
  Trade                                                                 723,209
  Retainer held by bank - Note B                                        539,367
 Current portion of net investment in leases                            114,941
 Inventory - fuel oil                                                    95,273
 Prepaid expenses and deferred contract costs                            87,673
                                                                     ----------
   TOTAL CURRENT ASSETS                                               1,975,096

EQUIPMENT AND FIXTURES
 Computer equipment                                                     119,388
 Office equipment                                                        33,498
 Equipment leased to clients                                          2,152,332
 Client construction projects in process                              1,245,299
                                                                      ---------
                                                                      3,550,517
 Less accumulated depreciation                                         (164,040)
                                                                      ---------
   TOTAL EQUIPMENT AND FIXTURES                                       3,386,477

OTHER ASSETS
 Net investment in leases, less current portion                       1,845,691
 Deposits and fees                                                       56,483
 Deferred rent                                                          146,890
 Deferred contract costs, net of accumulated
  amortization of $253,970                                              108,576
                                                                     ----------
   TOTAL OTHER ASSETS                                                 2,157,640
                                                                     ----------
   TOTAL ASSETS                                                      $7,519,213
                                                                     ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                December 31, 2001


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                   $   883,519
  Due to related party in connection
   with client contracts                               2,414,599
  Accrued expenses:
    To related party                                     142,868
    Other                                                 94,222
  Notes payable - Note B:
    To bank in connection with client
     construction                                      2,696,836
    To related party                                     936,629
  Current maturities of long-term debt                   139,738
                                                     -----------

    TOTAL CURRENT LIABILITIES                          7,308,411

LONG-TERM DEBT - net of current
 maturities
 10.5 % note payable to
 bank, due May 2005- Note B                              346,194
  Capital leases                                          11,447
                                                     -----------
    TOTAL LIABILITIES                                  7,666,052

MINORITY INTEREST                                        319,839

STOCKHOLDERS' DEFICIT
  Convertible Preferred Stock, no par
   value, 10,000,000 shares authorized;
    Series A: authorized - 2,725,000 shares;
    Issued and outstanding - 2,709,519 shares          3,952,250
    Series B: authorized - 3,000,000 shares;
    Issued and outstanding - 3,000,000 shares            704,763
  Common Stock, no par value,
    Authorized - 40,000,000 shares;
    Shares issued and outstanding - 7,138,100
     shares                                            1,983,249
  Retained earnings deficit                           (7,106,940)
                                                     -----------

    TOTAL STOCKHOLDERS' DEFICIT                         (466,677)
                                                     -----------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                           $ 7,519,213
                                                     ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Six Months Ended December 31      Three Months Ended December 31
                                                    ----------------------------      ------------------------------
                                                       2001              2000            2001                2000
                                                       ----              ----            ----                ----
Contract revenues                                   $  433,444       $   334,955      $  245,329         $   235,777
Cost of client services                                122,278           193,331          39,847              98,537
                                                    ----------       -----------      ----------         -----------

    Gross profit                                       311,166           141,624         205,482             137,240

Costs and expenses:
  Payroll and employee benefits                        324,905           854,652         147,259             570,138
  Management and consulting fees                          --             134,425            --                28,333
  Write-off project contract costs                        --              85,865            --               (18,340)
  Financing expense                                     45,000              --              --                  --
  Other professional fees                                9,878           144,374           7,761              64,477
  General and administrative                           299,776           463,423         153,237             290,965
                                                    ----------       -----------      ----------         -----------

    Total expenses                                     679,560         1,682,739         308,257             935,573
                                                    ----------       -----------      ----------         -----------

  LOSS FROM OPERATIONS                                (368,394)       (1,541,115)       (102,775)           (798,333)

Interest income                                         25,439            49,047          14,227              31,206
Interest expense                                       (91,780)          (28,250)        (54,582)            (20,609)
                                                    ----------       -----------      ----------         -----------
    Total other expense, net                           (66,341)           20,797         (40,355)             10,597
                                                    ----------       -----------      ----------         -----------

  LOSS BEFORE MINORITY INTEREST                       (434,735)       (1,520,318)       (143,130)           (787,736)

Minority interest in earnings of
  limited liability corporation                        (62,269)          (46,559)        (26,943)            (43,478)
                                                    ----------       -----------      ----------         -----------

    NET LOSS                                        $ (497,004)      $(1,566,877)     $ (170,073)        $  (831,214)
                                                    ==========       ===========      ==========         ===========

Net loss per share - basic and diluted - Note E     $    (0.07)      $     (0.17)     $    (0.02)        $     (0.08)
Weighted average number of common
  shares outstanding - basic and diluted             7,138,100         9,038,839       7,138,100          10,017,100

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        AMERICAS POWER PARTNERS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended December 31
                                                              ----------------------------
                                                                  2001           2000
                                                                  ----           ----

Cash Flows from Operating Activities:
  Net loss                                                    $  (497,004)   $(1,566,877)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Provision for depreciation and amortization                      99,570        123,333
  Minority interest                                                62,269         46,559
  Common Stock issued for services                                   --           37,500
  Change in accounts receivable                                  (165,720)    (1,013,871)
  Change in prepaid expenses and deferred contract costs           17,892        (48,239)
  Change in accounts payable                                      129,902        (98,501)
  Change in accrued expenses                                      (53,199)        (3,432)
  Change in deferred compensation                                    --          296,449
                                                              -----------    -----------
    Total adjustments                                              90,715       (660,202)
                                                              -----------    -----------
    Net cash used in operating activities                        (406,289)    (2,227,079)

Cash Flow from Investing Activities:
  Purchase of client construction projects in progress           (584,599)      (811,052)
  Purchase of equipment underlying lease agreements              (676,101)      (488,600)
  Payments from lessees regarding finance lease receivables        50,267         79,977
  Increase in deposits                                               --           (2,979)
  Payment of deferred contract costs                              (53,687)      (279,411)
  Repayments from related parties                                    --          156,581
                                                              -----------    -----------
    Net cash used in investing activities                      (1,264,120)    (1,345,484)

Cash Flow from Financing Activities:
  Proceeds from notes payable to banks, net of fees             1,177,719        600,000
  Proceeds from notes payable to related party                    699,129           --
  Payments on note payable to bank                                (54,986)       (33,244)
  Payments on capital leases                                      (10,026)        (5,845)
  Payments on insurance financing                                  (3,481)          --
  Minority interest investment in limited liability company          --          387,745
  Proceeds from issuance of Common Stock                             --        2,000,000
                                                              -----------    -----------

  Net cash provided by financing activities                     1,808,356      2,948,656
                                                              -----------    -----------
Net  Increase (Decrease) in Cash and Cash Equivalents             137,946       (623,907)
Cash and cash equivalents at beginning of period                  276,687        951,509
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   414,633    $   327,602
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount capitalized)                   $    64,731    $    21,127
  Accrual for client construction projects in process             552,082           --
  Net investment in capitalized finance leases                  1,290,629        488,600

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


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

                                December 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of December 31, 2001 and the results of its operations for the periods of six and three months then ended and its cash flows for the period of six months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

Revenue Recognition
The Company evaluates the terms of the energy services agreements (ESA) and operation and maintenance agreements which it executes with clients to determine the applicable accounting treatment on an individual basis. To the extent that ESA's provide for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from ESA's that qualify as operating leases under SFAS No. 13 is recorded on a straight-line basis over the term of the contract. Revenue from sale of commodities that the Company maintains as inventories is recognized as the products are delivered. Administrative fees earned in connection with securing project financing are recognized as the funding is received. The Company grants credit to all of its customers.

Per Share of Common Stock
Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the periods ended December 31, 2001 and 2000, the diluted loss per share computation was antidilutive; therefore, the amount reported for basic and diluted loss per share is the same.

                          AMERICAS POWER PARTNERS, INC.

                                December 31, 2001

NOTE B - NOTES PAYABLE

On August 9, 2000, the Company obtained a loan in the amount of $606,000 from a bank to finance an optimization project. The note is payable in 57 monthly installments of $13,593, including interest at a rate of 10.5% per annum.

AA I, LLC, the Company's 50%-owned limited liability corporation, has signed nine interim promissory notes with a bank, totaling $2,696,836, which provide for the eventual sale to the bank of the equipment previously purchased from a client, along with certain improvements being made to the facilities. The notes provide for monthly interest payments computed at the bank's prime rate and mature on September 30, 2002. AA I, LLC has received 80% of the value of the notes and will continue to finance with similar obligations a total of approximately $3.8 million in planned improvements as they are installed at the client facility. Upon completion of the project, AA I, LLC will lease the energy generation facility from the bank under a master lease arrangement. The investor in the Company's Preferred Stock has guaranteed the interim financing, AAI, LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria.

The Company has borrowed $810,500 for working capital purposes from a company that is the investor in the Company's Preferred Stock. The loan is evidenced by a note that matures on February 15, 2002 (subsequently extended to April 15, 2002) and bears interest at prime plus 2%. The same company has loaned $126,129 to AA I, LLC in connection with the latter's purchase of a client's steam generation and air compression assets, and the related note matures on March 4, 2002 and bears interest at prime plus 2%.

NOTE C - CUSTOMER CONCENTRATION

On September 4, 2001, the Company signed a second contract with a food processing corporation to purchase the energy generation assets of another of the client's divisions and, in turn, provide the division's full requirement energy services for the next twenty-five years. AA I, LLC began recognizing revenue from this contract in the second quarter of fiscal 2002.

                          AMERICAS POWER PARTNERS, INC.

                                December 31, 2001


NOTE D - LIQUIDITY

Since its inception, the Company has incurred a net loss of $7,106,940 and, at December 31, 2001, it had a working capital deficiency of $5,333,315. In light of current results of operations and cash flow, the Company recently has relied on advances from and Preferred Stock issued to a related party firm to finance its operations and sales development activities. In addition, client projects are anticipated to require substantial capital investment and additional third-party financing. Based upon current market conditions, the Company has reduced from $12 million to $3 million the amount it seeks to raise in private equity from one or more institutional investors. Management believes proceeds from the equity offering would provide the Company's capital requirements to develop specific client projects and meet working capital requirements, which have been reduced over the last six months.

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

NOTE E - PER SHARE RESTATEMENT

The basic and diluted net loss per share for the periods of six and three months ended December 31, 2000 has been restated to exclude the antidilutive common stock equivalents previously included in the calculation. The net effect of this restatement increased the previously reported net loss per share for the periods of six and three months ended December 31, 2000 by $0.04 and $0.02, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

The Company signed its first two contracts for the monetization and optimization of steam generation facilities during the third quarter of fiscal 2000. Three additional contracts were signed in the quarter ended September 30, 2000, with two of these resulting in revenues and costs recorded in that quarter. The third contract, signed between the Company's 50%-owned limited liability corporation and a food processing company, was effective starting in the second quarter of fiscal 2001, and accounted for approximately 54% and 52% of revenues for the periods of six and three months ended December 31, 2001, respectively. Another contract with this food processing client, signed in September 2001, accounted for approximately 10% and 17% of revenues for the periods of six and three months ended December 31, 2001, respectively.

The Company's gross margin in the current fiscal six-month period increased to 71.8% from 42.3% in the corresponding prior year period as a result of an amendment to a client contract, which eliminated the requirement that the Company provide utility commodities as part of its service in the current fiscal year.

During the period of six months ended December 31, 2001, the Company incurred a net loss of $497,004, compared to a net loss of $1,566,877 for the corresponding prior year period. For the current three-month period, the Company recorded a net loss of $170,073, compared to a net loss of $831,214 for the second quarter of fiscal 2001. In the six and three-month fiscal 2002 periods, the Company was able to achieve the following reduction of expenses compared to amounts recorded during the corresponding periods during fiscal 2001.

Payroll and employee benefits: Payroll and benefit expense for the periods of six and three months ended December 31, 2001 decreased approximately $529,700 and $422,900, respectively, compared to the corresponding periods of the prior fiscal year, principally as a result of the decrease in the number of employees (three versus ten) and the elimination of a provision for a former officer's deferred compensation.

Management and consulting fees: Management and consulting fees decreased approximately $134,400 and $28,300, respectively, for the six and three month periods ended December 31, 2001, compared to the prior year, as a result of the cancellation, effective June 30, 2001, of a contract with a venture capital/management consulting firm and the voluntary termination, effective November 2000, of related party independent contractor agreements.

Write-off project contract costs: During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources. Accordingly, approximately

$104,200 of previously deferred development costs relating to these projects was written-off. In the three month period ended December 31, 2000, the Company received a $20,000 vendor retainer credit to apply against the aforementioned write-off. A similar review of the deferred development costs recorded as of December 31, 2001 determined that the stated amounts had continuing value to the Company.

Financing expense: In April 2001, the Company entered into an agreement with an investment banking firm to raise $12 million of additional equity through the sale of stock or other securities, the proceeds of which were to be used as working capital for ongoing operations and to fund future client projects. The firm was paid a retainer of $15,000 per month through September 2001.

Other professional fees: Professional fees decreased approximately $134,500 and $56,700, respectively, during the current six and three-month periods compared to the corresponding prior year periods as a result of a significant decrease in legal expense and the elimination of public relation activities in the first half of fiscal 2002.

General and administrative: General and administrative expenses for the six and three month periods ended December 31, 2001 decreased approximately $163,600 and $137,700, respectively, from the corresponding prior year periods with the reduction and/or elimination of expenditures relating to personnel travel and office expense for fewer employees, rental of office facilities, and depreciation of Company-owned equipment sold at the end of the prior fiscal year.

Interest Income: Interest income decreased approximately $23,600 and $17,000, respectively, in the six and three-month periods ended December 31, 2001 compared to the corresponding prior year periods as a result of the lower cash balances available during the first half of fiscal 2002 and the decline in money market interest rates. In September 2000, the Company received the proceeds from both the sale of $2 million in Common Stock and the outside investment made in the Company's 50%-owned limited liability company.

Interest Expense: Interest expense for the six month fiscal 2002 period increased approximately $63,500 as a result of the interim bank loans, totaling $2,696,836 at December 31, 2001, used to finance construction of improvements to client facilities, the increase in working capital loans received from a related party, plus six months of current year interest on a bank note signed in September 2000 (see Note B of Notes to Condensed Consolidated Financial Statements). Except for the latter, the same factors impacted the $34,000 increase in interest expense for the three-month period ended December 31, 2001 compared to the corresponding period ended December 31, 2000.

Liquidity and Capital Resources

Cash balances at December 31, 2001 increased $137,946 from the prior fiscal year-end as a result of the timing of receipts in connection with the utility invoice processing service performed for clients. The Company's working capital deficiency increased to $5,333,315 at December 31, 2001, compared to a deficiency of $1,944,751 at June 30, 2001, principally as a result of $3,196,000 of additional payables and short-term notes associated with the construction of client projects and $573,000 of additional advances on notes from a related party to finance current operations.

The Company has signed a bank note, in the amount of $606,000, relating to the financing of a client project. In addition, the Company's 50%-owned limited liability company has a commitment from a bank to sell and leaseback steam generation and air compression facilities previously purchased from a customer and improvements being installed thereto, with a total project cost of $3.8 million. During the period of construction, the improvements are being financed under an interim financing agreement with the bank, which provides for interest-bearing notes to be executed in support of each construction installment disbursement. The notes mature on September 30, 2002. Upon completion of the project, the LLC will lease the energy generation facility from the bank under a master lease arrangement. Armstrong International, Inc. ("Armstrong"), the investor in the Company's Preferred Stock and strategic business partner, has guaranteed the interim financing, the LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria.

Armstrong also has loaned $126,129 to the LLC in connection with the latter's purchase of a client's steam generation and air compression assets, and the related note matures on March 4, 2002 and bears interest at prime plus 2%. The LLC has a commitment from a bank that it will finance $1.4 million of improvements for this client project under an arrangement similar to that described above.

In addition, the 50%-owned limited liability company has a $500,000 line of credit with a bank at December 31, 2001, which use is restricted to paying client utility invoices and is secured by the receivables related to those billings and a guarantee from Armstrong.

The Company experienced severe liquidity difficulties during the latter part of the year ended June 30, 2001, through the period of six months ended December 31, 2001, and subsequently. As described above, expenses have been reduced where possible. Based upon current market conditions, the Company has reduced from $12 million to $3 million the amount it seeks to raise in private equity through the sale of stock or other securities to one or more institutional investors, the proceeds of which are to be used as working capital for ongoing operations and to fund future client projects. In the interim, Armstrong has agreed to support the Company's efforts to obtain short-term working capital to meet its essential business requirements on a short-term basis, and has advanced the Company $810,500 as of December 31, 2001 under an interest-bearing note arrangement. These notes mature on February 15, 2002, and the maturity date subsequently has been extended to April 15, 2002. Although management believes that

Armstrong will continue to provide financing to permit the Company to satisfy its current financial obligations, Armstrong has no contractual or other legal obligation to provide financing to the Company. If Armstrong were to discontinue providing financing to the Company, it would have a material adverse effect on the Company's financial condition and could result in the inability of the Company to continue its business.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under this standard asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset's useful life. The Company is not required to adopt this new standard until its fiscal year ended June 30, 2003, and is currently evaluating the standard's impact.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing. The Company is not required to adopt this new standard until its fiscal year ended June 30, 2003, and currently is evaluating the standard's impact.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2. Changes in Securities

During the period of three months ended December 31, 2001, there were no changes in the Company's outstanding securities.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

        10. Utilities Requirements Agreement by and between a reputable food processor of national scope and Armstrong-Americas-I, L.L.C.

     b. Reports on Form 8-K:

            There were no Form 8-K filings during the period of three months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AMERICAS POWER PARTNERS, INC.

                                       /s/ Mark A. Margason
                                       -----------------------------------------
February 25, 2002                      Mark A. Margason
                                       Chief Executive Officer

                                       /s/ Tom F. Perles
                                       -----------------------------------------
February 25, 2002                      Tom F. Perles
                                       Chief Financial Officer