Form 10QSB
period 2002-03-31
AMERICAS POWER PARTNERS INC
filed 2002-05-15
CIK 1072568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              YES [_]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, no par value - 7,138,100 shares as of March 31, 2002.

Transitional Small Business Disclosure Format:                  YES [_]   NO [X]

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

ITEM 1 - FINANCIAL STATEMENTS

                         AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 2002

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $  476,777
  Trade accounts receivable                                             716,889
  Current portion of net investment in leases                           164,228
  Inventory - fuel oil                                                   95,273
  Prepaid expenses and deferred contract costs                          135,976
                                                                     ----------

    TOTAL CURRENT ASSETS                                              1,589,143

EQUIPMENT AND FIXTURES
  Computer equipment                                                    120,092
  Office equipment                                                       33,498
  Equipment leased to clients                                         2,152,332
  Client construction projects in process                             1,532,794
                                                                     ----------
                                                                      3,838,716
  Less accumulated depreciation                                        (215,420)
                                                                     ----------

    TOTAL EQUIPMENT AND FIXTURES                                      3,623,296

OTHER ASSETS
  Net investment in leases, less current portion                      1,826,202
  Deposits and fees                                                      64,167
  Deferred rent                                                         144,386
  Deferred contract costs, net of accumulated
   amortization of $256,865                                             105,404
                                                                     ----------

    TOTAL OTHER ASSETS                                                2,140,160
                                                                     ----------

    TOTAL ASSETS                                                     $7,352,599
                                                                     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2002

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                  $   859,715
  Due to related party in connection with client contracts            1,927,440
  Accrued expenses:
    To related party                                                     71,302
    Other                                                               197,401
  Notes payable - Note B:
    To bank in connection with client construction                    3,387,940
    To related party                                                    810,500
  Current maturities of long-term debt                                  140,704
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                       7,395,002

LONG-TERM DEBT - net of current maturities
  10.5 % note payable to bank, due May 2005 - Note B                    314,237
  Capital leases                                                          8,428
                                                                    -----------

      TOTAL LIABILITIES                                               7,717,666

MINORITY INTEREST                                                       287,239

STOCKHOLDERS' DEFICIT
  Convertible Preferred Stock, no par value,
   10,000,000 shares authorized;
    Series A: authorized - 2,725,000 shares;
    Issued and outstanding - 2,709,519 shares                         3,952,250
    Series B: authorized - 3,000,000 shares;
    Issued and outstanding - 3,000,000 shares                           704,763
  Common Stock, no par value,
   Authorized - 40,000,000 shares;
   Shares issued and outstanding - 7,138,100 shares                   1,983,249
  Retained earnings deficit                                          (7,292,569)
                                                                    -----------

      TOTAL STOCKHOLDERS' DEFICIT                                      (652,307)
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 7,352,599
                                                                    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended March 31         Three Months Ended March 31
                                                     -----------------------------       -----------------------------
                                                        2002           2001-Note E        2002             2001-Note E
                                                     ----------       ------------       ----------        -----------

Contract revenues                                    $  669,932        $   606,808       $  236,488        $  271,853
Cost of client services                                 167,831            445,825           45,553           252,494
                                                     ----------        -----------       ----------        ----------
               Gross profit                             502,101            160,983          190,935            19,359
Costs and expenses:
   Payroll and employee benefits                        497,712          1,157,941          172,807           303,290
   Management and consulting fees                             -            209,426                -            75,000
   Write-off project contract costs                           -             89,880                -             4,015
   Financing expense                                     45,000                  -                -                 -
   Other professional fees                               11,919            146,262            2,041             1,888
   General and administrative                           415,199            630,144          115,423           166,721
                                                     ----------        -----------       ----------        ----------
               Total expenses                           969,830          2,233,653          290,271           550,914
                                                     ----------        -----------       ----------        ----------
        LOSS FROM OPERATIONS                           (467,729)        (2,072,670)         (99,336)         (531,555)
Interest income                                         (33,898)           (59,344)          (8,459)          (10,297)
Interest expense                                        144,132             45,909           52,352            17,659
                                                     ----------        -----------       ----------        ----------
          Total other expense (income), net             110,234            (13,435)          43,893             7,362
                                                     ----------        -----------       ----------        ----------
             LOSS BEFORE MINORITY INTEREST             (577,963)        (2,059,235)        (143,229)         (538,917)
Minority interest in earnings of
   limited liability corporation                       (104,670)           (29,364)         (42,401)           17,195
                                                     ----------        -----------       ----------        ----------
     NET LOSS                                        $ (682,633)       $(2,088,599)      $ (185,630)       $ (521,722)
                                                     ==========        ===========       ==========        ==========


Net loss per share - basic and diluted - Note E      $    (0.10)       $     (0.24)      $    (0.03)       $    (0.07)
Weighted average number of common
   shares outstanding - basic and diluted             7,138,100          8,653,545        7,138,100         7,861,833

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Nine Months Ended March 31
                                                                 --------------------------
                                                                2002           2001 - Note E
                                                                ----           -------------
Cash Flows from Operating Activities:
  Net loss                                                      $  (682,633)    $ (2,088,599)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Provision for depreciation and amortization                     156,664          276,291
    Minority interest                                               104,670           29,364
    Loss on sale of equipment and fixtures                              -             47,662
    Redemption of Common Stock in exchange for assets                   -            103,286
    Common Stock issued for services                                    -             37,500
    Change in accounts receivable                                  (159,400)        (128,114)
    Change in inventory                                                 -           (187,390)
    Change in prepaid expenses and deferred contract costs           17,665           (2,043)
    Change in accounts payable                                       34,489          (43,899)
    Change in accrued expenses                                      (95,903)          (3,432)
                                                                -----------     ------------
      Total adjustments                                              58,185          129,225
                                                                -----------     ------------
      Net cash used in operating activities                        (624,448)      (1,959,374)
Cash Flow from Investing Activities:
  Purchase of client construction projects in progress           (1,229,225)        (844,784)
  Purchase of equipment underlying lease agreements                (735,225)        (488,600)
  Payments from lessees regarding finance lease receivables          58,387          116,075
  Increase in deposits                                                   -           (16,938)
  Payment of deferred contract costs and fees                       (62,687)        (179,053)
  Repayments from related parties                                       -            308,000
                                                                -----------     ------------
      Net cash used in investing activities                      (1,968,750)      (1,105,300)
Cash Flow from Financing Activities:
  Proceeds from notes payable to banks, net of fees               2,408,190          600,000
  Proceeds from notes payable to related party                      699,129           17,500
  Payments on note payable to bank                                  (83,784)         (59,202)
  Payment on note payable to related party                         (126,129)             -
  Payments on capital leases                                        (15,237)         (11,138)
  Payments on insurance financing                                   (13,881)             -
  Minority interest investment in limited liability company             -            387,745
  Distribution from limited liability company                       (75,000)             -
  Payments for redemption of Common Stock                               -           (342,000)
  Payment on note relating to assets exchanged                          -           (250,000)
  Proceeds from issuance of Common Stock                                -          2,000,000
                                                                -----------     ------------
      Net cash provided by financing activities                   2,793,288        2,342,905
                                                                -----------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                200,090         (721,769)
Cash and Cash Equivalents at Beginning of Period                    276,687          951,509
                                                                -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   476,777     $    229,740
                                                                ===========     ============
SUPPLEMENTAL DISCLOSURES
  Interest paid (net of amount capitalized)                     $   106,182     $     21,127
  Accrual for client construction projects in process               136,531              -
  Net investment in capitalized finance leases                    1,328,547          488,600

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002


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

                                 March 31, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of March 31, 2002 and the results of its operations for the periods of nine and three months then ended and its cash flows for the period of nine months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

Per Share of Common Stock

Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the periods ended March 31, 2002 and 2001, the diluted loss per share computation was antidilutive; therefore, the amount reported for basic and diluted loss per share is the same.

                          AMERICAS POWER PARTNERS, INC.

                                 March 31, 2002


NOTE B - NOTES PAYABLE

On August 9, 2000, the Company obtained a loan in the amount of $606,000 from a bank to finance an optimization project. The note is payable in 57 monthly installments of $13,593, including interest at a rate of 10.5% per annum.

AA I, LLC, the Company's 50%-owned limited liability corporation, has signed twelve interim promissory notes with a bank, totaling $3,387,940, which provide for the eventual sale to the bank of the equipment previously purchased from a client, along with certain improvements being made to the facilities. The notes provide for monthly interest payments computed at the bank's prime rate and mature on September 30, 2002. AA I, LLC will continue to finance with similar obligations a total of approximately $3.8 million in planned improvements as they are installed at the client facility. Upon completion of the project, AA I, LLC will lease the energy generation facility from the bank under a master lease arrangement. The investor in the Company's Preferred Stock has guaranteed the interim financing, AAI, LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria.

The Company has borrowed $810,500 for working capital purposes from a company that is the investor in the Company's Preferred Stock. The loan is evidenced by a note that matures on April 15, 2002 (subsequently extended to June 15, 2002) and bears interest at prime plus 2%. The same company also loaned $126,129 to AA I, LLC in connection with the latter's purchase of a client's steam generation and air compression assets, and the related note was repaid during the quarter ended March 31, 2002 with interest at prime plus 2%.

NOTE C - CUSTOMER CONCENTRATION

On September 4, 2001, the Company signed a second contract with a food processing corporation to purchase the energy generation assets of another of the client's divisions and, in turn, provide the division's full requirement energy services for the next twenty-five years. AA I, LLC began recognizing revenue from this contract in the second quarter of fiscal 2002. Another contract relating to a third division of the same client was signed April 9, 2002, and revenue from this contract will be recognized starting in the fourth quarter of fiscal 2002.

                          AMERICAS POWER PARTNERS, INC.

                                 March 31, 2002


NOTE D - LIQUIDITY

Since its inception, the Company has incurred a net loss of $7,292,569 and, at March 31, 2002, it had a working capital deficiency of $5,805,859. In light of current results of operations and cash flow, the Company recently has relied on advances from and Preferred Stock issued to a related party firm to finance its operations and sales development activities. In addition, client projects are anticipated to require substantial capital investment and additional third-party financing. Based upon current market conditions, the Company has reduced from $12 million to $3 million the amount it seeks to raise in private equity from one or more institutional investors. Management believes proceeds from the equity offering would provide the Company's capital requirements to develop specific client projects and meet working capital requirements, which have been reduced over the last nine months.

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

NOTE E  - RESTATEMENT OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS

The net loss for the periods of nine and three months ended March 31, 2001 has been adjusted to retroactively correct an accounting error, which inadvertently occurred in the preparation of the prior year interim financial statements for the aforementioned periods, with respect to a transaction on January 24, 2001 in which the Company redeemed 1,699,000 shares of Common Stock in exchange for the transfer of certain of the Company's assets, plus cash and a note totaling $592,000. In addition, the Company's chief executive officer's employment and deferred compensation agreements were terminated, and the Company accepted and returned to the treasury 1,200,000 shares of Common Stock in full satisfaction of the chief executive officer's $1,000,000 promissory note payable to the Company. The Company had recorded a gain of $394,766 on this transaction.

                          AMERICAS POWER PARTNERS, INC.

                                 March 31, 2002


NOTE E  - RESTATEMENT OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS (CONTINUED)

In addition, the basic and diluted net loss per share for the periods of nine and three months ended March 31, 2001 has been restated to exclude the antidilutive common stock equivalents previously included in the calculation.

Following is a summary of the effects of the above-described items on the prior period interim financials statements:

                                                   Nine Months       Three Months
                                                      Ended             Ended
                                                  March 31, 2001    March 31, 2001
                                                  --------------    --------------
Net loss, as previously reported                   $(1,693,833)       $(126,956)
Adjustment for net proceeds in excess
    of carrying value of assets sold and
    value of shares acquired                          (394,766)        (394,766)
                                                   -----------        ---------

NET LOSS, as adjusted                              $(2,088,599)       $(521,722)
                                                   ===========        =========
Net loss per share, as previously reported         $      (.14)       $    (.01)
Adjustment for:
    Net proceeds in excess of carrying value
       of assets sold and value of shares
       acquired                                           (.04)            (.05)
    Antidilutive common stock equivalents                 (.06)            (.01)
                                                   -----------        ---------
NET LOSS PER SHARE, as adjusted                    $      (.24)       $    (.07)
                                                   ===========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

The Company signed its first two contracts for the monetization and optimization of steam generation facilities during the third quarter of fiscal 2000. Three additional contracts were signed in the quarter ended September 30, 2000, with two of these resulting in revenues and costs recorded in that quarter. The third contract, signed between the Company's 50%-owned limited liability corporation and a food processing company, was effective starting in the second quarter of fiscal 2001, and accounted for approximately 54% and 58% of revenues for the periods of nine and three months ended March 31, 2002, respectively. Another contract with this food processing client, signed in September 2001, accounted for approximately 14% and 21% of revenues for the periods of nine and three months ended March 31, 2002, respectively.

The Company's gross margin in the current fiscal nine-month period increased to 74.9% from 26.5% in the corresponding prior year period as a result of an amendment to a client contract, which eliminated the requirement that the Company provide utility commodities as part of its service in the current fiscal year, and the sale of low margin fuel oil to another client in fiscal 2001.

During the period of nine months ended March 31, 2002, the Company incurred a net loss of $682,633, compared to a net loss of $2,088,599 for the corresponding prior year period (see Note E of Notes to Condensed Consolidated Financial Statements). For the current three-month period, the Company recorded a net loss of $185,630, compared to a net loss of $521,722 for the third quarter of fiscal 2001. In the nine and three-month fiscal 2002 periods, the Company was able to achieve the following reduction of expenses compared to amounts recorded during the corresponding periods of fiscal 2001.

Payroll and employee benefits: Payroll and benefits expense for the periods of nine and three months ended March 31, 2002 decreased approximately $660,200 and $130,500, respectively, compared to the corresponding periods of the prior fiscal year, principally as a result of the decrease in the number of employees (three versus ten, respectively, for most of the nine month periods) and the elimination in January 2001 of a provision for a former officer's deferred compensation.

Management and consulting fees: Management and consulting fees decreased approximately $209,400 and $75,000, respectively, for the nine and three month periods ended March 31, 2002, compared to the prior year, as a result of the cancellation, effective June 30, 2001, of a contract with a venture capital/management consulting firm and the voluntary termination, effective November 2000, of related party independent contractor agreements.

Write-off project contract costs: During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources. Accordingly, approximately $104,200 of previously deferred development costs relating to these projects was written-off. A similar review of the deferred development costs recorded as of March 31, 2002 determined that the stated amounts had continuing value to the Company.

Financing expense: In April 2001, the Company entered into an agreement with an investment banking firm to raise $12 million of additional equity through the sale of stock or other securities, the proceeds of which were to be used as working capital for ongoing operations and to fund future client projects. The firm was paid a retainer of $15,000 per month through September 2001.

Other professional fees: Professional fees decreased approximately $134,300 during the current nine-month period compared to the corresponding prior year period as a result of a significant decrease in legal expense relating to client contract development and the elimination of public relation activities in the first half of fiscal 2002.

General and administrative: General and administrative expenses for the nine and three month periods ended March 31, 2002 decreased approximately $215,000 and $51,300, respectively, from the corresponding prior year periods with the reduction and/or elimination of expenditures relating to personnel travel and office expense for fewer employees, rental of office facilities, and depreciation of Company-owned equipment sold at the end of the prior fiscal year.

Interest Income: Interest income decreased approximately $25,400 and $1,800, respectively, in the nine and three-month periods ended March 31, 2002 compared to the corresponding prior year periods as a result of the lower cash balances available during the first half of fiscal 2002 and the decline in money market interest rates. In September 2000, the Company received the proceeds from both the sale of $2 million in Common Stock and the outside investment made in the Company's 50%-owned limited liability company.

Interest Expense: Interest expense for the nine month fiscal 2002 period increased approximately $98,200 as a result of the interim bank loans, totaling $3,387,940 at March 31, 2002 (which debt did not exist in the prior fiscal year period), used to finance construction of improvements to client facilities, the increase in working capital loans received from a related party, plus nine months of current year interest on a bank note signed in September 2000 (see Note B of Notes to Condensed Consolidated Financial Statements). Except for the latter, the same factors impacted the $34,700 increase in interest expense for the three-month period ended March 31, 2002, compared to the corresponding period ended March 31, 2001.

Liquidity and Capital Resources

Cash balances at March 31, 2002 increased $200,090 from the prior fiscal year-end as a result of the timing of receipts in connection with the utility invoice processing service performed for clients, including a new division of a client that was added in October, 2001. The Company's working capital deficiency increased to $5,805,859 at March 31, 2002, compared to a deficiency of $1,944,751 at June 30, 2001, principally as a result of $3,400,000 of additional payables and short-term bank notes associated with the construction of client projects and $573,000 of additional advances on notes from a related party to finance current operations. No additional related party notes were executed during the quarter ended March 31, 2002.

The Company has signed a bank note, in the amount of $606,000, relating to the financing of a client project. In addition, the Company's 50%-owned limited liability company has a commitment from a bank to sell and leaseback steam generation and air compression facilities previously purchased from a customer and improvements being installed thereto, with a total project cost of $3.8 million. During the period of construction, the improvements are being financed under an interim financing agreement with the bank, which provides for interest-bearing notes to be executed in support of each construction installment disbursement. The notes mature on September 30, 2002. Upon
completion of the project (anticipated to be in mid-May   , 2002), the LLC will
lease the energy generation facility from the bank under a master lease arrangement. Armstrong International, Inc. ("Armstrong"), the investor in the Company's Preferred Stock and strategic business partner, has guaranteed the interim financing, the LLC's subsequent lease payments after the sale-leaseback transaction is closed, and other performance criteria.

During the period of three months ended March 31, 2002, the LLC repaid to Armstrong a note in the amount of $126,129 (plus interest at prime plus 2%). signed in connection with the LLC's purchase of a client's steam generation and air compression assets. The LLC has a commitment from a bank that it will finance $1.5 million of improvements for this client project under an arrangement similar to that described above. Subsequent to March 31, 2002, the LLC self-financed approximately 85% of the purchase of the steam generation and air compression assets of a third division of this client; Armstrong loaned the LLC the balance of the funds. The same bank referred to above has committed to finance approximately $2.9 million of improvements for this third project.

The 50%-owned limited liability company's $500,000 line of credit with a bank expired during the period of three months ended March 31, 2002. Management believes the LLC can at the present time self-finance its day-to-day operations.

The Company experienced severe liquidity difficulties during the latter part of the year ended June 30, 2001, through the period of nine months ended March 31, 2002, and subsequently. As described above, expenses have been reduced where possible. Based upon current market conditions, the Company has reduced from $12 million to $3 million the amount it seeks to raise in private equity through the sale of stock or other securities to one or more institutional investors, the proceeds of which are to be used as working capital for ongoing operations and to fund future client projects. In the interim, Armstrong has agreed to support the Company's efforts to obtain short-term working capital to meet its essential business requirements on a short-term basis, and has advanced the Company $810,500 as of March 31, 2002 under an interest-bearing note arrangement. These notes mature on April 15, 2002, and the maturity date subsequently has been extended to June 15, 2002. Although management believes that Armstrong will continue to provide financing to permit the Company to satisfy its current financial obligations, Armstrong has no contractual or other legal obligation to provide financing to the Company. If Armstrong were to discontinue providing financing to the Company, it would have a material adverse effect on the Company's financial condition and could result in the inability of the Company to continue its business.

Management believes that, in order to attract and finance additional projects, which may include the acquisition of client energy facilities, significant amounts of new debt facilities and/or capital will be needed. In addition, working capital financing will be needed to facilitate the Company's utility invoice processing service for future clients. The Company cannot be certain that it will be successful in efforts to raise such new funds.

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

ITEM 2.  Changes in Securities

During the period of three months ended March 31, 2002, there were no changes in the Company's outstanding securities.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

     None

     b. Reports on Form 8-K:

        There were no Form 8-K filings during the period of three months ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AMERICAS POWER PARTNERS, INC.


                                       /s/ Mark A. Margason
                                       -----------------------------------------
May 15, 2002                           Mark A. Margason
                                       Chief Executive Officer

                                       /s/ Tom F. Perles
                                       -----------------------------------------
May 15, 2002                           Tom F. Perles
                                       Chief Financial Officer