Form 10KSB
period 2002-06-30
AMERICAS POWER PARTNERS INC
filed 2002-10-18
CIK 1072568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002
                                               -------------
                                       OR

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
    (State or other jurisdiction                          (I.R.S. Employer
         of incorporation)                               Identification No.)

       710 North York Road, Hinsdale, Illinois                  60521
       ---------------------------------------                  -----
       (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 630/325-9101
                                                            ------------

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

      State issuer's revenues for its most recent fiscal year. $ $8,180,070
                                                               ------------

      As of September 30, 2002, the registrant had 7,138,100 shares of its Common Stock, no par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant
                          as of that date is $177,606.

                                TABLE OF CONTENTS

                                                                           Page
PART I
Disclosure Regarding Forward-Looking Statements                             2

Item 1.   Description of Business                                           2
Item 2.   Description of Property                                           9
Item 3.   Legal Proceedings                                                 9
Item 4.   Submission of Matters to a Vote of Security Holders               9

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                               9
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10
Item 7.   Financial Statements                                             16
Item 8.   Changes in and Disagreements with Accountants
          On Accounting and Financial Disclosure                           16

PART III
Item 9.   Directors and Executive Officers of the Company                  16
Item 10.  Executive Compensation                                           18
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                   22
Item 12.  Certain Relationships and Related Transactions                   24

PART IV
Item 13.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K                                              25

Independent Auditor's Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Americas Power Partners, Inc. (the "Company" or "APP") was incorporated in April 1998 with a charter to provide on-site utilities for industrial, commercial and institutional clients. The Company intends to become a leading independent power producer engaged in the business of developing, acquiring, owning and managing the operation of energy systems, including existing facilities and cogeneration plants which produce electricity and thermal energy for sale under long-term contracts. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services with its clients.

The Company is developing the capacity to serve domestic and international clients from its headquarters in Hinsdale, Illinois and regional offices in Renfrew, Pennsylvania, and Stuart, Florida. In addition, the Company has the ability to provide services to its customers through four US service offices and 300 global distributorships of its strategic partner, Armstrong International, Inc. ("Armstrong").

The Company will employ and partner with on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control. The Company's key alliance is with Armstrong Services Inc. ("ASI"), a wholly owned subsidiary of Armstrong, a company with a 100-year history as a supplier of steam equipment and services to the power industry. Armstrong distributors and representatives are in frequent contact with virtually every North America steam user as providers of product and technical solutions to steam distribution issues. Armstrong has invested in APP and has expanded the role of its distributors and representatives to lead generation and development of energy services contracts.

APP offers three distinct products that target the energy requirements of the industrial, institutional and commercial market:

    .    Cogeneration Projects
    .    Utility Optimization
    .    Utility Monetization

APP seeks to utilize its knowledge and expertise to fulfill client energy needs, while using less fossil fuel, and thereby lowering fuel costs. APP finances the capital improvements necessary to provide its products which enables its customers to avoid capital expenditures in non-core activities. Customers can focus on their core business, while APP focuses on providing energy and utility services. This outsourcing arrangement allows the customer to focus their capital and management efforts on their products while relying on APP for more reliable, less costly operations of their utility systems. The Company may assist its customers with fuel supply and electric power purchasing and APP may share in certain energy cost savings.

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

Cogeneration

The Company plans on expanding its utility monetization relationships by acquiring, developing, owning, operating and maintaining inside-the-fence cogeneration power plants to improve electricity reliability and availability. APP also plans to develop cogeneration power plants independent of the utility optimization and monetization programs in the domestic United States.

The Company believes that the restructuring of the electric utility industry will open significant new opportunities to companies like APP in the development of cogeneration projects that free customers from the need to rely on local utilities, as well as provide the customer the advantages of reliability and cost savings that result from having captive, on-site, distributed generation facilities. In addition, the Company plans to capitalize on the efficiency benefits that current cogeneration technology provides relative to conventional power plants, which generally operate at 25% to 50% less efficiency. The Company plans to initially focus its cogeneration project development in the "middle market" by developing projects of less than 100 MW rated capacity, in comparison to the typical range of 500 MW to 1,000 MW for their large competitors.

The Company believes it will have many opportunities to develop inside-the-fence cogeneration projects at the plant facilities where it has utility optimization or monetization programs. In these cases, the customer will enter into long-term contracts at favorable rates while still enjoying significant savings from retail rates charged by the local utility companies and the substantial benefits from reliability of operating its own project.

APP also expects to acquire, develop, own and operate dedicated cogeneration plants at various locations throughout the United States. These projects, anticipated to range from approximately 5 MW to 100 MW, may be dedicated to selling all of the electrical and thermal output to a single end-user, selling all of the output to one or more wholesale marketing organizations, or a combination thereof. In all cases, at least initially, the Company plans to avoid the risks associated with merchant power plants, which sell their output on a spot basis without contracts, by entering into 10 to 20 year term contracts.

Utility Optimization

Through Armstrong-Americas I, LLC (the "LLC"), the Company's 50% owned limited liability company whose other owner is ASI, the utility optimization program is designed for customers who prefer to continue owning and operating their own steam, electric, air, water and condensate return utility systems. In these cases, the Company provides intellectual capital and financial resources to upgrade the systems. The Company relies on ASI personnel where appropriate to supervise the installation of improvements and to provide maintenance. The Company earns a return on its investment through utility optimization and services agreements, which provide for the following:

    . A thorough review of a client's entire energy usage system to identify specific projects that will improve the utility system.

    .    An agreement for a maintenance contract.

    . Purchase of asset additions and improvements necessary to achieve the identified energy savings.

    . The customer is typically provided a net positive cash flow from reduced utility operating budgets and avoidance of any up front capital outlays.

    . Additional system improvements will be analyzed and implemented at the client's request.

Utility Monetization

Under the Utility Monetization program, the Company purchases the client's existing power plant assets and incorporates improvements in the utility and distribution system (which could include the building of cogeneration power plants), and assumes ownership and operation of the plant. The Company enters into long-term agreements to sell steam, electricity, compressed air, water and wastewater treatment to the facility.

This program provides benefits to the customer, including:

    . The Company purchases the existing power plant equipment, invests in efficiency and reliability enhancements and operates and maintains the entire utility system.

    . The Company pays for needed fuel, electricity, water, and wastewater, which produce final energy products on site.

    . The Company takes responsibility for those risks it can control including conversion efficiency, labor productivity, reliability, and steam and power quality. The customer remains at risk for inflation and changes in purchased commodity prices, but will generally need less purchased commodities per unit of production or other benchmark, due to the Company's efficiency improvements. The Company is compensated for all energy and utility costs.


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

The earliest electric generation plants converted only about 8% of the fuel energy to electric power (a term referred to as "efficiency"). Over time, efficiencies rose to approximately 33% in the standard single cycle fossil fueled plants, with 67% of the energy in the fuel wasted at these generating plants. By the 1970s, industry participants had developed combined cycle heat and power plants which achieve efficiencies of 65% to 97% by generating power near thermal users and then providing normally wasted heat to those users. These highly efficient cogeneration power plants operate with a "heat rate" as low as 7,000 to 8,000 BTUs which is more than twice as efficient as the old gas fired plants and results in the more efficient cogeneration plants being able to sell their output when the less efficient plants may be shut down when demand is low. The Company believes that historic monopoly protection of generation and distribution, and the resulting barriers to efficient generation, will continue to be eased, making on-site combined heat and power generation more financially attractive, leading in turn to significant shifts from central to distributed generation.

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

ASI provides the Company with business development support through Armstrong's worldwide network of direct sales and independent representatives. Upon completion of a transaction, ASI typically coordinates and/or implements all of the site projects, along with providing operations, maintenance and sustaining engineering for the Company's customers.


COMPETITION

In the past decade, many companies have formed corporate divisions to manage their plants' utility and energy systems and purchasing requirements, in order to better control energy requirements and cost. For the immediate future, the Company's principal competition will continue to be the in-house operation of the utility plant with most electricity purchased from the grid. More recently, some companies are beginning to outsource portions or all of these responsibilities to third parties like APP. The Company believes that effective energy management involves expertise not only in energy supply and production, but also in its distribution within the end user facility. The Company believes that many potential competitors have an interest only in supplying the electricity, fuel or water required by a plant and that some may assist with energy generation and production, but most stop short of distribution skills. APP believes that, as a result of its alliance with ASI, it is in a unique position and may benefit from its understanding of energy distribution within a process plant. Competitors most likely will refine their strategies and grow, and other firms will enter the market, offering competitive services. Currently, several of the Company's competitors have higher market profiles and significantly greater financial resources than the Company.


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


BACKLOG

As of June 30, 2002, the Company had signed long-term contracts for the optimization and monetization of client power plants that represent future minimum service revenue of $66,591,000 over the next 25 years.


RAW MATERIALS AND SUPPLIERS

In providing its optimization and monetization services, the Company is not directly dependent upon raw materials or supplies, specifically electric, gas, steam or water energy sources. However, since the Company's services to most clients involve consulting as to the most inexpensive sources of such energy, changes in the supply and pricing of these commodities may have an impact on the Company's operations. Customer reliance on sole or limited sourcing for some commodities does present risk that adequate alternative supplies or timely deliveries will interfere with successful new project development.


HUMAN RESOURCES

As of June 30, 2002, the Company had four full-time employees situated in offices in Hinsdale, Illinois, Renfrew, Pennsylvania, and Stuart, Florida. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.

Effective July 1, 2001 and October 1, 2001, respectively, the Company's President and Chief Operating Officer and its Chairman and Chief Executive Officer each worked in those capacities under separate leased employee agreements. The Company utilized the services of the President/COO under a leased employee agreement with Armstrong. The Company utilized the services of the Chairman/CEO under a leased employee agreement with a company that is an investor in the Company and is partially owned by one of the Company's directors.

ENVIRONMENTAL COMPLIANCE

Under the terms of the Company's contracts with clients, responsibility for environmental matters relating to purchased assets is retained by the clients for a stipulated period of time. Accordingly, there were no environmental matters that would have a material effect on the financial statements as of June 30, 2002.


ITEM 2. DESCRIPTION OF PROPERTY

As of June 30, 2002, the Company leases approximately 600 square feet of office space in Hinsdale, Illinois under a month-to-month lease arrangement. The lessor of this building is a firm partially owned by one of the Company's directors.

There are no formal lease arrangements in connection with the Company's offices in Renfrew, Pennsylvania or Stuart, Florida. The Company believes that all of the facilities are adequate to meet its needs for the foreseeable future, and that suitable replacement space is readily available.


ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving the Company or any of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the over-the-counter Bulletin Board market under the symbol "APPN" on January 24, 2000.

                          QUARTERLY COMMON STOCK PRICE RANGES

                           Fiscal
                           Quarter                       High           Low
                           -------                       ----           ---

         Year ended June 30, 2002:
         -------------------------
                           1st  (July 1- Sept 30)      $ 0.75       $   0.12
                           2nd  (Oct.1 - Dec. 31)      $ 0.22       $   0.03
                           3rd  (Jan.1-Mar. 31)        $ 0.42       $   0.03
                           4th  (Apr.1-Jun. 30)        $ 0.40       $   0.06

         Year ended June 30, 2001:
         -------------------------
                           1st  (July 1- Sept 30)      $ 3.25       $   0.88
                           2nd  (Oct.1 - Dec. 31)      $ 2.88       $   0.75
                           3rd  (Jan.1-Mar. 31)        $ 1.50       $   0.13
                           4th  (Apr.1-Jun. 30)        $ 0.63       $   0.13

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 2002, the number of holders of record of the Common Stock of the Company was 154.

The Company has never paid any cash dividends on its Common Stock in the past and anticipates that, for the foreseeable future, all earnings, if any, will be retained to finance growth and to meet working capital requirements.

There was no common stock issued or redeemed during the year ended June 30, 2002.


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

During the third quarter of the year ended June 30, 2000, the Company signed its first two long-term contracts for the monetization and optimization of steam generation facilities, and recognized $124,213 of revenue associated with those contracts. Three additional long-term contracts were signed during the year ended June 30, 2001. Those two contracts plus the contracts signed during the year ended June 30, 2000, resulted in revenues of $5,619,971 for the year ended June 30, 2001. Two more long-term contracts were signed during the year ended June 30, 2002. Both contracts signed during the year ended June 30, 2002 and one of the contracts signed during the year ended June 30, 2001 were signed between Armstrong-Americas I, LLC, ("LLC") the Company's 50% owned limited liability corporation, and a major food processing company. This customer is the Company's largest customer. As a result of this growth, the Company recorded revenues of $8,180,070 during the year ended June 30, 2002.

During the year ended June 30, 2002, the Company incurred a net loss of $952,139 compared to a net loss of $3,820,980 during the year ended June 30, 2001 and a loss of $2,225,971 for the year ended June 30, 2000.

The following is a discussion of the reasons for significant variances in the Company's expenses and other items over the last three fiscal periods:

Payroll and employee benefits
Fiscal 2002 compared to Fiscal 2001

This category of the Company's expenses decreased a total of $953,000 compared to the year ended June 30, 2001. During the year ended June 30, 2002, the Company maintained a level of four employees during the year. In the year ended June 30, 2001, the Company began the year with seven employees and at one point had ten employees. Significant cost cutting measures were commenced in the latter part of the year ended June 30, 2001 resulting in the reduction to four employees as of June 30, 2001. The Company's current employees consist of its President and COO, its Chairman and CEO (both of whom are leased employees), its Controller and its Project Developer. No significant changes in the number of employees is expected in the near future.

Fiscal 2001 compared to Fiscal 2000

Payroll and employee benefit expense for the year ended June 30, 2001 increased $1,141,000 over the prior fiscal year. As previously mentioned, the Company began fiscal 2001 with seven employees, had ten employees as of December 2000, and, as a result of the sale of assets and the resignations of four employees effective January 15, 2001 as well as other terminations, there were four employees on the payroll at June 30, 2001. Payroll expense for the year ended June 30, 2001 increased approximately $357,000 over the previous year as a result of a provision for deferred compensation required by an agreement signed with an officer in September 2000 and terminated in January 2001 (see Notes to Consolidated Financial Statements). In addition, as of June 30, 2001, the Company recorded a provision for future payroll and benefit costs of $286,000 associated with the employment contract of another terminated officer.

Sales Development and Financing Expense

Fiscal 2002 compared to Fiscal 2001

During the year ended June 30, 2002, the Company recorded only $115,873 in sales development fees compared to $737,296 in the fiscal year ended June 30, 2001. The fiscal 2001 fees included non-recurring fees of $704,763 charged to the Company by Armstrong and paid through the issuance of the Series B Preferred stock in June 2001.

Fiscal 2001 compared to Fiscal 2000

On June 28, 2001, the board of directors approved the issuance of 3 million shares of Series B Preferred Stock and the signing of the Series B Preferred Stock Purchase Agreement in exchange for certain sales development and financing costs, valued at $468,000 and $236,763, respectively, from Armstrong. In addition, the LLC paid sales development costs of $30,000 to the same firm during fiscal 2001. The financing expense represents the fees associated with funds advanced by the investor to the Company for working capital purposes and in connection with client monetization projects and the guarantee of a line of credit.

Management and consulting fees

Fiscal 2002 compared to Fiscal 2001

For the year ended June 2001, the Company utilized the services of a consulting firm and from July 1, 2000 until November 2000 the Company paid three officers/directors of the Company fees relating to the business development and management of the Company. Expenses of $582,828 were incurred during fiscal 2001 as a result of these agreements. None of those agreements were in force during the year ended June 30, 2002.

Fiscal 2001 compared to Fiscal 2000

Management and consulting fees decreased approximately $102,700 for the year ended June 30, 2001, compared to the prior year, principally as a result of the following (see Notes to Consolidated Financial Statements):

       . Cancellation in November 2000 of independent contractor agreements with three individuals who were officers and directors of the Company.

       . Renegotiation of a contract with the venture capital/management firm responsible for organizing the August 1999 reverse merger with a publicly-traded corporate entity and certain other capital formation activities.

As further described in the Notes to Consolidated Financial Statements, as of June 30, 2000, the venture capital/management firm agreed to reduce and refund to the Company $306,600 of the consulting fees it received in fiscal 2000. The board of directors subsequently forgave the outstanding balance of this receivable in consideration for the firm canceling the Company's corporate office lease, and, accordingly, $298,400 was written-off in fiscal 2001.

Write-off project contract costs
Fiscal 2002 compared to Fiscal 2001

No project costs were written off during fiscal 2002. In fiscal 2001, $109,864 of such costs were expensed.

Fiscal 2001 compared to Fiscal 2000

During the period of three months ended September 30, 2000, management concluded that several client projects were no longer economically feasible or did not justify further investment of resources and, accordingly, approximately $104,200 of previously deferred development costs relating to these projects were written-off. In subsequent periods, the Company received a $20,000 vendor retainer credit to apply against the aforementioned charge and also determined that an additional $25,600 would be written off in the third and fourth quarters of 2001.

Other professional fees
Fiscal 2002 compared to Fiscal 2001

Other professional fees decreased approximately $318,000 in fiscal 2002. The reduction is due primarily to a cut back in the use of outside accounting, public relations, legal and investment bankers. Fees for these professionals amounted to $522,000 in fiscal 2001 versus $204,000 in fiscal 2002.

Fiscal 2001 compared to Fiscal 2000

For the year ended June 30, 2001, professional fees decreased approximately $235,200 compared to the prior year as a result of the decisions in the fourth quarter of the prior fiscal year to internally perform the Company's legal function and to reduce public relation activities subsequent to the first quarter of fiscal 2001.

General and administrative
Fiscal 2002 compared to Fiscal 2001

General and administrative expense decreased approximately $130,000 from fiscal 2001. This reduction is due primarily from a reduction in rent and travel expense.

Fiscal 2001 compared to Fiscal 2000

General and administrative expenses for the year ended June 30, 2001 increased approximately $136,300 over the prior year amount with the additional expenditures relating to increased personnel during the middle of the year, rental of new office facilities, depreciation of Company-owned and client-leased equipment, accounting fees associated with the reporting requirements of a publicly-held company, and the initiation of marketing programs. However, these expenses for the period of three months ended June 30, 2001 were the lowest of the year's four quarters as a result of the decrease in general and administrative expenses associated with the previously described reduction in staff effective January 15, 2001 (see Notes to Consolidated Financial Statements).

Interest Income
Fiscal 2002 compared to Fiscal 2001

Interest income declined $26,000 in the year ended June 30, 2002 from the preceding year ended June 30, 2001. During the 2001 year, the Company accrued interest on an employee note in the amount of $22,400. No such interest was earned during the year ended June 30, 2002.

Fiscal 2001 compared to Fiscal 2000

Interest income increased approximately $35,000 during the year ended June 30, 2001 over the corresponding prior year amount as a result of the higher cash balances provided from the proceeds from the sale of $2 million of Common Stock to a new chief executive officer in September 2000, and the outside investment made in Armstrong-Americas I, LLC in that same month.

Interest Expense
Fiscal 2002 compared to Fiscal 2001

Interest expense increased approximately $77,000 due to the increase in long-term debt that resulted from the continued expansion of the Company's capital projects.

Fiscal 2001 compared to Fiscal 2000

Interest expense for the year ended June 30, 2001 increased $74,900 as a result of a bank loan used to finance a client project early in the current fiscal year and capital leases for equipment signed subsequent to December 1999.

Provision for doubtful accounts
Fiscal 2002 compared to Fiscal 2001

The Company fully wrote off its investment in a contract with one of its customers that filed for bankruptcy in August 2002. This write off was accounted for by providing a $245,000 reserve for doubtful accounts. In addition, the Company wrote off a small $8,000 balance due from another customer in fiscal 2002.

Minority Shareholder's interest in earnings of LLC
Fiscal 2002 compared to Fiscal 2001

Due to the addition of two more contracts making a total of three contracts that are included in the LLC and the full year of activity in the first contract (only nine months were included in fiscal 2001), the amount of profit recorded by the LLC was $460,000 versus $90,000 in fiscal 2001. The Company records 100% of the LLC's revenues and expenses, then allocates one-half of that net profit ($230,241 in fiscal 2002 and $44,825 in fiscal 2001) to the minority shareholder.

Liquidity and Capital Resources

Since its inception in April 1998, the Company has incurred an aggregate net loss of $7,562,074 and at June 30, 2002, the Company has a working capital deficiency of approximately $3,044,000. However, the Company reduced its net loss over 75% from $3,820,980 in the year ended June 30, 2001 to $952,139 in the year ended June 30, 2002.

51% of the Company's current liabilities and approximately $2,686,000 of its working capital deficiency is attributable and due to related parties (Armstrong and ASI), one of whom is also a significant investor in the Company's preferred stock. In addition, $847,115 of current liabilities is currently in the form of short-term construction notes issued to a bank. These notes are likely to convert into long-term obligations upon the completion of certain construction projects for the Company's major customer.

Notwithstanding these mitigating factors, the Company, nevertheless, has been forced during fiscal 2002 and 2001 to rely in part on advances evidenced in the form of notes payable to Armstrong to finance its operations and sales development activities. These notes, in aggregate, amounted to $960,500 plus accrued interest as of June 30, 2002. Armstrong is not expected to continue to significantly provide such financings in the future. The Company has actively been searching for and has identified certain potential strategic and equity partners. In addition, the Company has made specific plans and is attempting to execute a strategy to insure its future viability. The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners. But, there can be no assurance that it will do so.

Future projects are anticipated to require debt financings as well. Historically, the Company has not had difficulty finding debt financing for its projects as the cash flow relative to the loans have been adequate to induce lenders to finance the Company's projects.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000,the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133," (SFAS No. 138), which was required to be adopted in years beginning after June 15, 2000. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts, which provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities that are expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The adoption of SFAS No. 133 as amended by SFAS No. 138 will not have an impact on the financial statements, as the Company does not currently hold any derivative instruments.

In July 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Adoption is required for fiscal years beginning after December 15, 2001. The company does not believe that the adoption of this SFAS will have an effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for years beginning after May 15, 2002. Under the new pronouncement, an inconsistency between the required accounting for sale-leaseback transactions was eliminated. The Company does not believe that the adoption of this SFAS will have an effect on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements and the report of Blackman Kallick Bartelstein LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors consists of a total of seven members, whose term of office is the earlier of one-year or until their successor is elected. The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 30, 2002:

       Name                Age                    Position
       ----                ---                    --------

Mark A. Margason           46            Chairman of the Board of Directors and
                                            Chief Executive Officer
Gordon B. Mendelson        58            Chief Operating Officer, President,
                                            and Director
Douglas V. Bloss           44            Director
Theodore Bogard            48            Director
Don A. Etheredge           52            Director
James F. Purser            52            Director
Thomas W. Smith            44            Director
Jerome P. Frett            52            Controller

Mark A. Margason was elected to serve as Chairman of the Board of Directors of Americas Power Partners, Inc. on April 19, 2001 and Chief Executive Officer of the Company on June 27, 2001. Mr. Margason previously resigned his position as Chief Executive Officer of the Company on September 12, 2000, but continued as a Director, which he has served as since the Company's inception. Previously, Mr. Margason was a Vice President at Citicorp North America from 1986 to 1991, and a Vice President at Mellon Bank N.A. from 1982 to 1986. He was employed at American National Bank and Trust Company of Chicago from 1979 to 1982. Mr. Margason currently is a director of MPI Investment Management, Inc., MPI Venture Management, LLC, and AEI Environmental, Inc.

Gordon B. Mendelson was appointed to the board of directors on April 19, 2001 and was elected President and Chief Operating Officer on June 14, 2001. Previously he was Senior Vice President - Finance and Business Development of Armstrong Service, Inc. from 1999 to 2001 and, in this capacity, he consulted with the Company since January 2001. As an executive with LTV from 1995 to 1998, he lead a team responsible for developing greenfield manufacturing facilities in China and Trinidad, as well as being a member of the Iron Carbide Plant (Trinidad) Operating Board. From 1989 to 1995, he was director of worldwide independent power at Babcock & Wilcox Company, where his accomplishments included the purchase and development of several independent power projects totaling 150 MW. He began his professional career at Westinghouse Electric Corporation in 1966, where he worked in various managerial positions until 1988 and was responsible for total contract management of $2 billion of international fossil and nuclear turnkey power projects. Mr. Mendelson is a member of the Pennsylvania Bar Association.

Douglas V. Bloss has been a director of the Company since September 11, 2000. He is President of Armstrong Service, Inc., and Director and Corporate Vice President of Marketing and Sales for Armstrong International, Inc. Mr. Bloss has been employed with Armstrong International, Inc. in various marketing capacities since 1980.

Theodore Bogard has been a director of the Company since its inception and was Vice President of Project Development of the Company until October 31, 2000. Mr. Bogard is president of F. Drake and Company, Inc., an independent consulting firm that specializes in cogeneration projects, bio-mass projects and wind projects. F. Drake and Company has strategic power development relationships with Native American Counsels. From 1996 to 1999, he was an officer of a predecessor company to the Company and was responsible for power development in South America. Prior to 1996, he was a partner in a commercial real estate development company in Atlanta, Georgia for eight years.

Don A. Etheredge was elected a director of the Company on June 27, 2001. He presently is President of ExoLink Corporation, which he founded in 1996. ExoLink Corporation provides transaction and business process services to trading companies operating in competitive energy markets. Mr. Etheredge has been actively engaged in assessing, developing and implementing solutions in both regulated and deregulated utility markets since 1989. He has also provided information systems consulting services to small and medium sized businesses engaged in agri-business, oil and gas production, and public accounting.

James F. Purser was elected a director of the Company on June 27, 2001. Since 1997, Mr. Purser has been an independent financial consultant and a partner with Tatum CFO Partners, LLP and Chief Financial Officer of Cross Continent Auto Retailers, Inc., a publicly traded automobile-retailing firm. Prior to that, Mr. Purser was with Atmos Energy Corporation, where he served in several capacities including Executive Vice President and Chief Financial Officer. From 1973 and 1986, Mr. Purser was employed by Southern Union Company, Inc. as Executive Vice President of Oil & Gas Operations.

Thomas W. Smith was employed as President of the Company from May 1999 to June 2001. He was elected to serve as a director of the Company on September 13, 2000. Since June 2001, he has been an independent consultant to companies in the energy field. From 1996 to 1998, Mr. Smith was a partner with Alternative Energy Consultants and from 1993 to 1995 he was Vice President of Business Development for Polsky Energy Corporation. Previous experience includes Vice President Sales and Marketing for U. S. Turbine, Vice President Sales and Marketing of International Power Technology, and Sales Manager of Westinghouse Electric Corporation.

Jerome P. Frett, a certified public accountant, has served as Controller of the Company since June 2002. Prior to that time from 1995 until 2002, Mr. Frett performed consulting work and also served as the Controller and General Manager for Art Wire Works, a manufacturing company in Chicago, IL. From 1985 until 1995, Mr. Frett was a consultant to financially troubled companies and in 1988 he co-founded Stratford Partners, Inc. a firm that specializes in providing services to financially troubled companies. From 1976 until 1985, Mr. Frett was the Controller for North American Car Corporation, a railcar leasing company. He was employed as a senior auditor for Arthur Andersen & Co. from 1972 until 1976.

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

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                        ----------------------------------------
     Name and                                                           Other
     --------
Principal Position               Year      Salary        Bonus      Compensation
------------------               ----      ------        -----      ------------
Mark A. Margason          /(1)/  2002     $180,000            -              -
 Chairman & CEO                  2001            -            -       $ 43,000
                                 2000            -            -       $130,140

Thomas R. Casten          /(2)/  2002            -            -              -
 Chairman & CEO                  2001     $174,904     $182,192              -
                                 2000            -            -              -

Gordon B. Mendelson       /(3)/  2002     $180,000            -              -
 COO and President               2001            -            -              -
                                 2000            -            -              -

Thomas W. Smith           /(4)/  2002            -            -              -
 President                       2001     $271,667            -       $280,000
                                 2000     $160,000            -              -

John K. Leach             /(5)/  2002            -            -              -
 Vice President                  2001     $176,538            -              -
 and General Counsel             2000            -            -              -

Tom F. Perles             /(6)/  2002     $110,000            -              -
 Chief Accounting                2001            -            -              -
 Officer                         2000            -            -              -

                                                             LONG TERM
                                                            COMPENSATION
                                -------------------------------------------------------------------------

                                                AWARDS                         PAYOUTS
                                -------------------------------------------  -----------
                                                              Securities
                                              Restricted      Underlying
        Name and                                 Stock         Options/          LTIP        All Other
        --------
   Principal Position               Year        Awards           SARs           Payouts     Compensation
   ------------------               ----        ------           ----           -------     ------------
Mark A. Margason         /(1)/         2002        -                 -             -             -
  Chairman & CEO                       2001        -           100,000             -             -

Thomas R. Casten      /(2)(7)/         2002        -                 -             -             -
  Chairman & CEO                       2001        -           400,000             -             -

Gordon B. Mendelson      /(3)/         2002        -                 -             -             -
  COO and President                    2001        -           600,000             -             -

Thomas W. Smith       /(4)(7)/         2002        -                 -             -             -
  President                            2001        -           341,445             -             -

John K. Leach         /(5)(7)/         2002        -                 -             -             -
  Vice President                       2001        -           140,000             -             -
  and General Counsel

Tom F. Perles         /(6)(7)/         2002        -                 -             -             -
  Chief Accounting                     2001        -             5,000             -             -
  Officer

/(1)/ Mark A. Margason was elected to serve as chief executive officer of the Company on June 27, 2001. Mr. Margason previously resigned his position as chief executive officer of the Company on September 11, 2000, but continued as a director. Mr. Margason was compensated during this period under a three year Independent Contractor Agreement dated July 1, 1999, which provided for monthly compensation of $10,000 and an automobile allowance that amounted to $3,000 and $10,140 in fiscal 2001 and 2000, respectively, and is included in reported other compensation. The Independent Contractor Agreement was terminated in November 2000. Effective July 1, 2001, Mr. Margason's annual compensation was established at $180,000. On October 1, 2001, the Company entered into an agreement to lease Mr. Margason's services from MPI Venture Management, Inc. for $16,875 per month. This includes a base salary of $15,000 per month and employee benefits of $1,875 per month.

/(2)/ Thomas R. Casten was employed September 11, 2000 as chief executive officer in accordance with the terms of a three year employment agreement with the Company, which also provided he would be named as a member and the chairman of the Company's board of directors. Mr. Casten's employment agreement provided that he was to earn a base compensation during the first year of $480,000 and a bonus of $500,000 ratably over the period, and that the salary and bonus, plus interest thereon, would be paid pursuant to a non-qualified deferred compensation plan. Mr. Casten resigned effective January 15, 2001, and his employment agreement and the non-qualified deferred compensation plan were terminated on that date. No obligation to pay the aforementioned amounts survived the termination.

/(3)/ Gordon B. Mendelson was elected president and chief operating officer on June 14, 2001, and received no compensation during the fiscal year ended June 30, 2001. Effective July 1, 2001, the Company entered into an agreement to lease Mr. Mendelson's services from Armstrong International, Inc. for $16,875 per month. This includes a base salary of $15,000 per month and employee benefits of $1,875 per month.

/(4)/ Thomas W. Smith entered into an employment agreement with the Company dated May 1, 1999, which was superceded by an employment agreement dated September 18, 2000 and provided that he would be employed as president of the Company for annual compensation of $280,000. Mr. Smith's contract was terminated by the board effective June 14, 2001. At the time of his termination, he was given a severance package of $280,000. This amount was accrued as of June 30, 2001. He was paid $268,333 during fiscal 2002 pursuant to this agreement.

/(5)/ John K. Leach was hired as Vice President General Counsel in June 2000. Mr. Leach resigned his position in June 2001.

/(6)/ Tom F. Perles was chief financial officer of MPI Venture Management, LLC. He served as chief accounting officer of the Company under a leased employee arrangement until January 1, 2002. He then became an employee of the Company until he was terminated on June 15, 2002.

/(7)/ Options were forfeited 90 days after the employees' termination of employment.

Their were no individual grants of stock options made by the Company during the fiscal year ended June 30, 2002 to executive officers.

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                    Number of
                                                   Securities         Value of
                                                   Underlying       Unexercised
                                                   Unexercised     In-the-Money
                                                     Options         Options
                           Shares                   at FY-end       at FY-end
                        Acquired On     Value      Exercisable/    Exercisable/
Name                      Exercise     Realized   Unexercisable   Unexercisable
----                      --------     --------   -------------   -------------

Mark A. Margason             -            -         100,000/            $0/
                                                        0               $0

Gordon B. Mendelson          -            -         600,000/            $0/
                                                        0               $0

Compensation of Directors

On May 1, 2002, two outside directors received options to purchase 20,000 shares each of the Company's common stock. The option price for each share was $0.50 per share. At the time of the grant of the options, the market value of the Company's common stock was $0.10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information as of September 30, 2002 regarding the beneficial ownership of the Company's capital stock for (a) each person known by the Company to own beneficially five percent or more of its voting capital stock, and (b) each director and executive officer listed in the Summary Compensation Table (earning in excess of $100,000 annually). Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares. Unless otherwise indicated, the address of the beneficial owners is: c/o Americas Power Partners, Inc., 710 North York Road, Hinsdale, Illinois 60521.

NUMBER OF SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS

                                                Percent of           Percent of
      Name and Address of            Preferred  Preferred   Common     Common
        Beneficial Owner               Stock      Stock      Stock     Stock
        ----------------               -----      -----      -----     -----

Five Percent Stockholders:
Armstrong International, Inc. /(1)/  4,931,230     77.2%   4,931,230     40.9%
2081 S. East Ocean Blvd.
Stuart, FL 34996

Merrill Armstrong             /(2)/    970,183     15.2%     970,183     12.0%
2081 S. East Ocean Blvd.
Stuart, FL 34996

Armstrong International, Inc. /(3)/    333,807      5.2%     333,807      4.5%
  Employees Pension Plan
2081 S. East Ocean Blvd.
Stuart, FL 34996

David W. Pequet               /(4)/          -        -    2,257,233     30.8%
710 North York Road
Hinsdale, IL 60521

MPI Venture Management, LLC   /(5)/          -        -    1,746,737     24.1%
710 North York Road
Hinsdale, IL 60521


Officers and Directors:
Douglas Bloss                 /(6)/    156,488      2.4%     156,488      2.1%
Theodore Bogard                              -        -      808,269     11.3%
Mark Margason                 /(7)/          -        -    2,257,235     30.8%
Gordon Mendelson              /(8)/          -        -      602,000      7.8%
James Purser                                 -        -            0      0.0%
Thomas Smith                                 -        -      900,000     12.6%
Don Etheridge                 /(9)/          -        -       20,000      0.3%
James Purser                  /(9)/          -        -       20,000      0.3%


Officers and Directors
  as a group                  /(10)/   156,488      2.4%   4,763,992     58.6%
  (includes eight individuals)
710 North York Road
Hinsdale, IL 60521

/(1)/ The shares of Common Stock and percent thereof reported for Armstrong International, Inc. include 4,931,230 shares of Preferred Stock held by the corporation that are convertible within 60 days into an equal number of shares of Common Stock.

/(2)/ The shares of Common Stock and percent thereof reported for Merrill Armstrong include 970,183 shares of Preferred Stock held by such person that are convertible within 60 days into an equal number of shares of Common Stock.

/(3)/ The shares of Common Stock and percent thereof reported for Armstrong International, Inc. Employees Pension Plan include 333,807 shares of Preferred Stock held by that entity that are convertible within 60 days into an equal number of shares of Common Stock.

/(4)/ Shares reported for David W. Pequet include 410,496 shares held by the Pequet Family Limited Partnership, options for 100,000 shares of Common Stock, and 1,646,737 shares and options for an additional 100,000 shares in the name of MPI Venture Management LLC. The general partner of the Pequet Family Limited Partnership is David W. Pequet.

/(5)/ Messrs. Margason and Pequet are controlling members of MPI Venture Management, LLC. The shares reported include options for 100,000 shares of Common Stock.

/(6)/ The shares of Common Stock and percent thereof reported for Douglas Bloss include 156,488 shares of Preferred Stock held by such person that are convertible within 60 days into an equal number shares of Common Stock.

/(7)/ Shares reported for Mark A. Margason include 410,498 shares held by the Margason Family Limited Partnership, options for 100,000 shares of Common Stock, and 1,646,737 shares and options for an additional 100,000 shares in the name of MPI Venture Management LLC. The general partner of the Margason Family Limited Partnership is Mark A. Margason.

/(8)/ Shares reported for Gordon B. Mendelson include options for 600,000 shares of Common Stock.

/(9)/ Shares reported for Don Etheridge and James Purser include options for 40,000 shares (20,000 shares to each director) of Common Stock.

 /(10)/ The shares of Common Stock and percent thereof reported for the officers and directors as a group include 156,488 shares of Preferred Stock that are convertible within 60 days into an equal number of shares of Common Stock and options for 840,000 shares of Common Stock that are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into certain transactions with major shareholders, directors and officers during the two most recent fiscal years, which are summarized in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-KSB.

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

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Financial Statements and Schedules.
         The following documents are filed as part of this report:

         Independent Auditors' Report
         Consolidated Balance Sheets - June 30, 2002 and 2001
         Consolidated Statements of Operations - For the Fiscal Years Ended June
               30, 2002, 2001 and 2000
         Consolidated Statements of Changes in Stockholders' Equity - For the
               Fiscal Years Ended June 30, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows - For the Fiscal Years Ended June
               30, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter ended June 30, 2002.

    (c)  Exhibits.

         Exhibit
         Number     Description
         ------     -----------
         11.        Statement re: computation of per share earnings.
         21.        Subsidiaries of Issuer
         23.        Consent of Independent Accountants

SIGNATURES

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Mark A. Margason, certify, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Americas Power Partners, Inc. on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Americas Power Partners, Inc.

                                               AMERICAS POWER PARTNERS, INC.


Date: October 15, 2002                                 /s/ Mark A. Margason
                                                       --------------------
                                                       Mark A. Margason
                                                       Chairman of the Board and
                                                       Chief Executive Officer

I, Jerome P. Frett, certify, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Americas Power Partners, Inc. on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Americas Power Partners, Inc.

Date:  October 15, 2002                                /s/ Jerome P. Frett
                                                       ----------------------
                                                       Jerome P. Frett
                                                       Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                               Title


/s/ Mark A. Margason                          Chairman of the Board and Chief
----------------------                        Executive Officer and Director
     Mark A. Margason                         (Principal Executive Officer)



/s/ Gordon B. Mendelson                       Chief Operating Officer, President
--------------------------                    and Director
     Gordon B. Mendelson



________________________                      Director
     Douglas V. Bloss



/s/ Theodore Bogard                           Director
-----------------------
     Theodore Bogard



/s/ Don A. Etheredge                          Director
----------------------
     Don A. Etheredge



________________________                      Director
     James F. Purser



________________________                      Director
     Thomas W. Smith



/s/ Jerome P. Frett                           Controller
---------------------------
     Jerome P. Frett

                          Independent Auditor's Report

Board of Directors and Stockholders
Americas Power Partners, Inc.
Hinsdale, Illinois

We have audited the accompanying consolidated balance sheets of Americas Power Partners, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Power Partners, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the consolidated financial statements, the Company has incurred significant losses from operations and has a deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois

September 27, 2002

                          AMERICAS POWER PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                  -----------------------------
                                                                         2002            2001
                                                                        ------          ------
                                ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                   $  697,176      $  276,687
        Accounts receivable:
              Trade                                                  1,252,852         575,445
              Retainer held by bank                                          -         244,937
              Current portion of net investment
                in finance leases                                      360,808         145,129
              Reserve for doubtful accounts                           (245,337)              -
        Inventory                                                       95,273          95,273
        Prepaid expenses and other current assets                       39,787          77,015
                                                                    ----------      ----------

                    TOTAL CURRENT ASSETS                             2,200,559       1,414,486

FIXED ASSETS
        Leased equipment                                             3,929,169         843,288
        Office equipment and leasehold improvements                    153,590         152,525
                                                                    ----------      ----------
                                                                     4,082,759         995,813
        Accumulated depreciation                                      (121,772)        (75,623)
                                                                    ----------      ----------

                    TOTAL EQUIPMENT AND FIXTURES                     3,960,987         920,190

OTHER ASSETS
        Construction projects in process                                     -         868,051
        Net investment in finance leases
          less current portion                                       2,001,798         575,140
        Deferred costs net of amortization                             409,392         297,965
                                                                    ----------      ----------

                    TOTAL OTHER ASSETS                               2,411,190       1,741,156
                                                                    ----------      ----------
                    TOTAL ASSETS                                    $8,572,736      $4,075,832
                                                                    ==========      ==========

           See accompanying Notes to Consolidated Financial Statements

                          AMERICAS POWER PARTNERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                        ------            ------
              LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
        Accounts payable                                             $ 1,208,400      $   782,711
        Due to related parties                                         1,725,745          976,360
        Accrued expenses and deferred revenue                             96,935            4,288
        Notes payable
               Interim construction loan                                 847,115        1,224,687
               Related party                                             960,500          237,500
        Current maturities of long-term debt
           and capital leases                                            405,900          133,691
                                                                     -----------      -----------

               TOTAL CURRENT LIABILITIES                               5,244,595        3,359,237

LONG-TERM OBLIGATIONS
        Debt                                                             275,011          407,353
        Deferred revenue                                                  56,443                -
        Capital lease                                                  3,505,687           21,346
                                                                     -----------      -----------

               TOTAL LONG-TERM OBLIGATIONS                             3,837,141          428,699
                                                                     -----------      -----------

               TOTAL LIABILITIES                                       9,081,736        3,787,936
                                                                     -----------      -----------

MINORITY INTEREST                                                        412,812          257,569
                                                                     -----------      -----------
STOCKHOLDERS' (DEFICIT) EQUITY
        Convertible Preferred Stock, no par value,
           10,000,000 shares authorized:
               Series A: authorized - 2,725,000 shares
               Issued and outstanding - 2,709,519 shares               3,952,250        3,952,250
               Series B: authorized - 3,000,000 shares
               Issued and outstanding - 3,000,000 shares                 704,763          704,763
        Common Stock, no par value,
               Authorized - 40,000,000 shares;
               Issued and outstanding - 7,138,100 shares               1,983,249        1,983,249
        Accumulated deficit                                           (7,562,074)      (6,609,935)
                                                                     -----------      -----------

               TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                     (921,812)          30,327
                                                                     -----------      -----------
               TOTAL LIABILITIES AND
                           STOCKHOLDERS' (DEFICIT) EQUITY            $ 8,572,736      $ 4,075,832
                                                                     ===========      ===========

           See accompanying Notes to Consolidated Financial Statements

                          AMERICAS POWER PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Years Ended June 30,
                                                                         -----------------------------------------------------------
                                                                               2002                  2001                 2000
                                                                              ------                ------               ------
Revenues provided by services                                                 $ 8,180,070          $ 5,619,971          $   124,213
Costs of services                                                               7,043,404            5,208,179              106,447
                                                                              -----------          -----------          -----------

                  Gross Profit                                                  1,136,666              411,792               17,766

Costs and Expenses:
      Payroll and employee benefits                                               663,839            1,617,239              476,048
      Sales development and financing fees                                        115,873              737,296                    -
      Management and consulting fees                                                    -              582,828              685,529
      Write off of project contract costs                                               -              109,864                    -
      Professional fees                                                           203,707              522,411              458,830
      Depreciation expense                                                        249,120              218,083               10,157
      Provision for doubtful accounts                                             252,837                    -                    -
      General and administrative                                                  257,491              387,175              640,047
                                                                              -----------          -----------          -----------

                  Total Expenses                                                1,742,867            4,174,896            2,270,611
                                                                              -----------          -----------          -----------

                  LOSS FROM OPERATIONS                                           (606,201)          (3,763,104)          (2,252,845)
Other items:
      Other income                                                                    680                    -                    -
      Interest income                                                              38,142               64,422               29,406
      Interest (expense)                                                         (154,519)             (77,473)              (2,532)
                                                                              -----------          -----------          -----------
                  TOTAL OTHER (EXPENSE) INCOME                                   (115,697)             (13,051)              26,874
                                                                              -----------          -----------          -----------

                  LOSS BEFORE MINORITY INTEREST                                  (721,898)          (3,776,155)          (2,225,971)

Less minority shareholder's interest in earnings
      of limited liability corporation                                            230,241               44,825                    -
                                                                              -----------          -----------          -----------

                  NET LOSS                                                      ($952,139)         ($3,820,980)         ($2,225,971)
                                                                              ===========          ===========          ===========

Net loss per share - basic and diluted                                             ($0.13)              ($0.46)              ($0.31)
Weighted average number of common shares outstanding                            7,138,100            8,291,393            7,094,321

           See accompanying Notes to Consolidated Financial Statements

                          AMERICAS POWER PARTNERS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                    Years Ended June 30, 2002, 2001 and 2000

                                        Convertible Preferred Stock                                Retained         Total
                                     ---------------------------------
                                       Series A             Series B           Common Stock        Earnings      Stockholders'
                                      ---------            ---------          -------------
                                  Shares      Amount   Shares      Amount    Shares     Amount     (Deficit)   (Deficit) Equity
                                 -------     -------  -------     -------   -------    -------    ----------   ----------------
BALANCE AT JUNE 30, 1999                                                   753,9194  $ 752,250     (562,984)     $   189,266

Common Stock (no par value)
  of Oak Brook Capital II,
  Inc.                                                                    1,228,000
Correction of founders'
  shares issued                                                                (210)
Common Stock retired at
  time of merger                                                          (543,9194)  (752,250)                     (752,250)
Common Stock issued at
  time of merger                                                          5,439,194    752,250                       752,250
Shares issued to founders                                                 1,175,000     11,750                        11,750
Shares issued for
  compensation and services                                                  35,000     92,500                        92,500
Preferred Stock issued and
  exchanged for Common
  Stock                        2,709,519  $3,952,250                       (521,694)  (952,250)                    3,000,000
Common Stock issued for cash                                                224,100    555,450                       555,450
Net loss for year ended
   June 30, 2000                                                                                 (2,225,971)      (2,225,971)
                               ---------------------------------------------------------------------------------------------


BALANCE AT JUNE 30, 2000       2,709,519  $3,952,250                      7,579,600  $ 459,700  $(2,788,955)     $ 1,622,995

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                  (CONTINUED)

                    Years Ended June 30, 2002, 2001 and 2000

                                       Convertible Preferred Stock                                    Retained    Total
                                   -----------------------------------
                                      Series A               Series B             Common Stock        Earnings    Stockholders'
                                 -----------------      -----------------      ------------------
                                 Shares     Amount      Shares     Amount      Shares      Amount     (Deficit)   (Deficit) Equity
                                 -------- --------      -------- --------      -------   --------     ---------   ----------------
Balance at July 1, 2000         2,709,519 $3,952,250                         7,579,600  $   459,700  $(2,788,955)   $ 1,622,995

Common Stock issued for:
   Cash                                                                      1,600,000    2,000,000                   2,000,000
   Promissory note                                                             800,000    1,000,000                   1,000,000
   Services                                                                    137,500      105,500                     105,500
Purchase of Common Stock in
   exchange for:
         Promissory note and
            Company assets                                                  (2,899,000)  (1,488,714)                 (1,488,714)
         Receivable from
            related party                                                      (80,000)     (93,237)                    (93,237)
Preferred Stock issued for
   sales development and
   financing fees                                       3,000,000   704,763                                             704,763
Net loss for year ended
  June 30, 2001                                                                                       (3,820,980)    (3,820,980)
                                ------------------------------------------------------------------------------------------------
Balance June 30, 2001           2,709,519 $3,952,250    3,000,000  $704,763  7,138,100  $ 1,983,249  $(6,609,935)   $    30,327

Net loss for year ended
   June 30, 2002                                                                                        (952,139)      (952,139)
                                ------------------------------------------------------------------------------------------------

Balance June 30, 2002           2,709,519 $3,952,250    3,000,000  $704,763  7,138,100  $ 1,983,249  $(7,562,074)   $  (921,812)
                                ================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended June 30,
                                                                       ------------------------------------------------------
                                                                            2002                 2001                 2000
                                                                            ----                 ----                 ----
Cash flow from operating activities:
   Net loss                                                              ($952,139)         ($3,820,980)         ($2,225,971)
   Adjustments to reconcile net loss
   to net cash used in operations:
        Provision for depreciation and amortization                        249,120              218,083               10,157
        Provision for doubtful accounts                                    252,837                    -                    -
        Minority interest's profit                                         230,241               44,825                    -
        Gain on sale leaseback                                                (680)                   -                    -
        Loss on sale of equipment                                                -               65,325                    -
        Preferred stock issued for sales development and financing               -              704,763                    -
        Common stock issued for compensation and
          services - net of Common Stock to be returned in 2000                  -              105,500              104,250
        Redemption of Common Stock in exchange for assets                        -              103,286                    -
        Change in accounts receivable                                     (677,407)             (36,873)             (75,588)
        Change in inventory                                                      -              (95,273)                   -
        Change in prepaid expenses and deferred items                      (74,199)            (185,861)            (278,131)
        Change in accounts payable                                         425,689              638,893              182,004
        Change in accounts payable to related party                        749,385                    -                    -
        Change in accrued expenses                                          92,647              290,680                3,432
        Change in deferred revenue                                          56,443                    -                    -
        Other, net                                                          (6,818)                   -                    -
                                                                       -----------          -----------          -----------

               Total adjustments                                         1,297,258            1,853,348              (53,876)
                                                                       -----------          -----------          -----------

        Net cash generated (used) in operations                            345,119           (1,967,632)          (2,279,847)

Cash flow from investing activities:
   Purchase of fixed assets                                             (4,164,940)          (2,144,646)            (802,334)
   Payments from lessees under finance leases                              100,737              146,424               68,735
   Proceeds from sale of fixed assets                                            -               12,475                    -
                                                                       -----------          -----------          -----------

        Net cash used in investing activities                           (4,064,203)          (1,985,747)            (733,599)

Cash flow from financing activities:
   Proceeds from bank financings                                         3,667,365            1,552,442                    -
   Proceeds from related party borrowing                                   723,000              237,500              107,774
   Proceeds of investment from minority shareholder                              -              387,746                    -
   Proceeds from issuance of common stock                                        -            2,000,000              555,450
   Payment for redemption of Common stock                                        -             (342,000)                   -
   Payment on note relating to assets exchanged                                  -             (250,000)                   -
   Proceeds from issuance of preferred stock                                     -                    -            3,000,000
   Repayment of debt obligation to bank                                   (175,792)            (132,131)              (4,927)
   Distribution to minority shareholder                                    (75,000)            (175,000)                   -
                                                                       -----------          -----------          -----------

        Net cash generated from financing activities                     4,139,573            3,278,557            3,658,297

Net Increase (Decrease) in cash                                            420,489             (674,822)             644,851
Cash at beginning of year                                                  276,687              951,509              306,658
                                                                       -----------          -----------          -----------

Cash at end of year                                                    $   697,176          $   276,687          $   951,509
                                                                       ===========          ===========          ===========

           See accompanying Notes to Consolidated Financial Statements

                          AMERICAS POWER PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended June 30, 2002, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Americas Power Partners, Inc. (the "Company" or "APP") was incorporated in April 1998 with a charter to provide on-site utilities for industrial, commercial and institutional clients. The Company intends to become a leading independent power producer engaged in the business of developing, acquiring, owning and managing the operation of energy systems, including existing facilities and cogeneration plants which produce electricity and thermal energy for sale under long-term contracts. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services with its clients.

The Company employs and partners with on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control.

The Company has formed strategic alliances with several recognized energy companies in the areas of power plant optimization, operations and maintenance, fuel supply and electric power marketing. The Company's strategic partners bring key skill sets to the development process and have provided the Company with project opportunities from their established customer bases. The Company generates revenue from fees produced from structuring and financing these energy projects. All of the Company's customers are in the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 50%-owned limited liability corporation, Armstrong-Americas I, LLC (the "LLC"), which was incorporated in September 2000. The LLC owns the Company's interests in assets relating to power plant system projects in place or in progress for the Company's largest customer. The other member of the LLC is Armstrong Service Inc. ("ASI"), a wholly owned subsidiary of Armstrong International ("Armstrong"), an investor in the Company's Preferred Stock. The limited liability corporation agreement provides that the Company has management control over the operations of the LLC. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. Changes in such estimates may affect amounts reported in future periods.

Change in Accounting Treatment
Beginning in April 2002, the Company began to account for certain billings for operations and maintenance costs and utilities costs differently than it had prior to that time. The Company has elected to reclassify those billings to its customers as revenue and to expense costs incurred for those services as costs of services. Prior to April 2002, it had been the Company's policy to net these revenues and costs with the resultant amount, if any, included as revenue or expense as the case may be. The Company believes that this method of recognizing revenue and expense more accurately reflects the operations of the business. As a result of this prior year reclassification, the Statement of Operations for the year ended June 30, 2001 has been restated. Both revenues and costs of services have been increased by $4,541,020 (which includes approximately $337,000 for operations and maintenance costs and approximately $4,204,000 for utilities costs) to give effect to this change. The net loss reported for June 30, 2001 has not been affected by this change.

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

Revenue Recognition
Most of the revenue recognized by the Company is earned pursuant to energy service and utility requirement agreements as well as operations and maintenance agreements that the Company executes with its customers. The Company evaluates the terms of these agreements individually to determine the applicable accounting treatment. Utilities and operations and maintenance revenue are recognized as they are earned. To the extent that these agreements provide for fixed minimum payments and terms, they are accounted for as leases. To the extent that an agreement provides for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13"), the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from agreements that qualify as operating leases under SFAS 13 is recorded on a straight-line basis over the term of the contract. The Company grants credit to all of its customers.

Equipment and Fixtures
Equipment and fixtures, including capitalized equipment acquired by leases and improvements that significantly add to productive capacity or extend useful life, are recorded at cost. Depreciation expense, including the amortization of capital lease assets, is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: computer equipment - five years; office equipment - seven years; leased equipment - the respective lease period.

Per Share of Common Stock
Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the years ended June 30, 2002, 2001 and 2000, the diluted loss per share computation was anti-dilutive; therefore, the amount reported for basic and diluted loss per share is the same.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000,the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133," (SFAS No. 138), which was required to be adopted in years beginning after June 15, 2000. One of the primary amendments to SFAS No. 133 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts, which provide for the purchase or sale of something other than a financial derivative instrument that will be delivered in quantities that are expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The adoption of SFAS No. 133 as amended by SFAS No. 138 will not have an impact on the financial statements, as the Company does not currently hold any derivative instruments.

In July 2001, the FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Adoption is required for fiscal years beginning after December 15, 2001. The company does not believe that the adoption of this SFAS will have an effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for years beginning after May 15, 2002. Under the new pronouncement, an inconsistency between the required accounting for sale-leaseback transactions was eliminated. The Company does not believe that the adoption of this SFAS will have an effect on its financial statements.

NOTE B - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

                                                              June 30
                                                              -------
                                                        2002              2001
                                                        ----              ----

         Cash in bank (overdraft)                  $  (8,490)         $ (63,351)
         Money market accounts                       705,666            340,038
                                                   ---------          ---------

                                                   $ 697,176          $ 276,687
                                                   =========          =========

NOTE C - NOTES PAYABLE

The LLC has signed two interim promissory notes with a bank, totaling $847,115. The notes provide for monthly interest payments computed at the bank's prime rate and technically matured on September 30, 2002. The Company and the bank have informally agreed to extend the term of the two notes pending the occurrence of another transaction (currently expected to occur on November

30, 2002) that may provide for the re-financing and/or repayment of this obligation. The notes are being used to finance part of a planned $2,500,000 in capital expenditures for projects that are expected to be complete in fiscal 2003. Notwithstanding the aforementioned November 2002 transaction, both the bank and the Company expect that all of the assets from this project will be sold to the bank and then leased back to the Company under a long-term lease agreement.

The Company is also obligated to a bank for a loan in the principal amount of $407,352. The proceeds of that loan were used to finance the acquisition of an optimization project in 2000. As of June 30, 2002, 35 monthly payments of $13,593 remained including interest at 10.5% per annum. However, on September 5, 2002, the loan was re-negotiated resulting in a reduction in the interest rate to 5.75% per annum. The term of the loan remained the same. However, as a result of the interest rate reduction, the monthly payments were reduced to $12,798.

From March 2001 through November 2001, the Company borrowed a total of $810,500 from a company that is the investor in the Company's Preferred Stock. $573,000 of this amount was borrowed during the year ended June 30, 2002. The proceeds were used to finance sales development fees, payroll and other administrative costs. In addition, in April 2002, the Company borrowed an additional $150,000 from the same entity to finance the initial purchase of equipment for the aforementioned $2,500,000 in capital projects. Both loans are evidenced by notes. The notes mature on November 15, 2002 and they bear interest at prime plus 2%.

Annual maturities for the Company's long-term debt exclusive of the related party debt and the $847,115 in bank notes (which, as previously stated, are expected to be converted into a long-term lease) for the next three fiscal years are as follows:

                  Year Ending June 30
                  -------------------
                           2003                        $ 132,341
                           2004                          141,715
                           2005                          133,296
                                                       ---------
                           Total Long term debt        $ 407,352
                                                       =========

NOTE D - LEASES
Equipment Leased to Others
The Company leases equipment to customers under optimization and monetization agreements. Some of these agreements meet the criteria of a financing lease and other agreements are classified as operating leases.

Future minimum lease payments receivable under financing leases and non-cancelable operating leases as of June 30, 2002 and the net investment in the financing leases on that date are as follows:

         Year Ending June 30,                          Financing Leases     Operating Leases
         --------------------                          ----------------     -----------------
                  2003                                    $   870,708         $    568,932
                  2004                                        870,708              568,932
                  2005                                        801,973              568,932
                  2006                                        705,744              568,932
                  2007                                        705,744              568,932
                  Thereafter                               12,644,996            5,141,121
                                                          -----------         ------------

                  Total Minimum lease payments            $16,599,873         $  7,985,781
                                                                              ============
                  Less: unearned interest income           11,730,120

                  Less: amount representing incomplete
                        projects (See (a) below)                   2,507,147
                                                                 -----------

                  Net investment in financing leases             $ 2,362,606
                                                                 ===========

                  (a) Minimum lease payments include future amounts due for
                      projects that the Company has not completed. A future liability for the cost of those projects is created on the books and records of the Company at the time that the finance leases are recorded. However, at June 30, 2002, $2,507,147 of that liability had not yet been incurred, even though equipment is being used and lease payments are being made. Thus, the Company has reduced its net investment in finance leases to reflect the incomplete projects.


Lease Obligations
The Company has entered into leases for equipment some of which are classified as capital leases and certain other leases that are operating leases. At June 30, 2002, the future minimum lease payments under these leases are as follows:

Year Ending June 30                                         Operating Leases       Capital Leases
-------------------                                         ----------------       --------------
                  2003                                            $ 12,337          $  558,059
                  2004                                               6,101             531,483
                  2005                                               6,101             531,483
                  2006                                               2,034             531,483
                  2007                                                   0             531,483
                  Thereafter                                             0           2,690,192
                                                               -------------------------------
                  Total minimum lease payments                    $ 26,573           5,374,183
                                                               ===========
                  Less amounts representing interest                                 1,594,937
                                                                                    ----------

                  Present value of net minimum lease payments                        3,779,246
                  Less current maturities                                              273,559
                                                                                    ----------

                  Long-term capital lease obligations                               $3,505,687
                                                                                    ==========

During fiscal 2001, the Company entered into a five-year lease agreement for its corporate office space with a related party firm owned by one of the Company's directors. The lease provided for minimum annual rentals of $122,500. This lease was cancelled in June 2001 and the Company and the related party consulting firm agreed to lease the space for a reduced amount on a month-to-month basis.

Rental expense incurred for operating leases was $18,919, $124,279 and $44,300 for the years ended June 30, 2002, 2001 and 2000, respectively.

On June 1, 2002, the Company entered into a "sale and leaseback" of one of its power plant equipment projects with a bank. The assets were sold for $3,800,000 resulting in a gain of approximately $65,000. This gain has been deferred and will be amortized over the life of the lease. No cash was realized from this sale as the initial purchase of the assets by the Company had previously been financed by the same bank using interim notes. As of June 30, 2002, 95 monthly rent payments of $44,290 remained with a balloon payment of $1,140,000 due after the 95/th/ payment.

The Company has accounted for the leaseback as a capital lease obligation. The interest rate implicit in the lease is 7.7% per annum. The assets are included in Leased Equipment and the capital lease obligation is included in Long-term obligations on the Balance Sheet of the Company.

NOTE E - DISPOSITION OF CERTAIN ASSETS AND
            TERMINATION OF EMPLOYMENT AGREEMENTS

In January 2001, the Company entered into an agreement that provided for the following:

    . The redemption of 1,699,000 shares of Common Stock from the Company's chief executive officer and its chairman of the board of directors and another employee in exchange for the transfer of certain of the Company's assets to a newly formed company. The assets included certain accounts receivable, development rights, and engineering and environmental studies net of all related liabilities and certain office equipment and fixtures, plus cash and a note totaling $592,000.

    . The resignation of the chief executive officer and four other employees, effective January 15, 2001. The chief executive officer's employment and deferred compensation agreements were terminated and the Company accepted and returned to the treasury 1,200,000 shares of

    . Common Stock in full satisfaction of the chief executive officer's $1,000,000 promissory note payable to the Company.

    . Provisions for cooperation between the two companies on certain future joint projects, as well as non-compete provisions on others.

NOTE F - INCOME TAXES

The deferred tax assets, net of valuation allowances, in the accompanying balance sheets includes the following components:

                                                             June 30,
                                                     ------------------------
                                                      2002              2001
                                                      -----             -----

                  Deferred tax assets               2,811,390         2,465,414
                  Valuation allowance              (2,811,390)       (2,465,414)
                                                  ------------      ------------

                  Net deferred tax assets         $         -       $         -
                                                  ============      ============

The Company has loss carry-forwards totaling $6,838,616 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

                Year Ending June 30
                -------------------
                        2019                             $    115,140
                        2020                                2,302,299
                        2021                                3,369,251
                        2022                                1,051,926
                                                         ------------

                                                         $  6,838,616
                                                         ============

Deferred tax assets are comprised of primarily net operating loss carry-forwards, fixed assets, provision for doubtful accounts and organization costs.

The income tax provision differs from the expense that would result from applying federal statutory rates to income (loss) before income taxes because the aforementioned valuation allowance has been provided to reduce the deferred tax assets to zero.

NOTE G - RELATED PARTY TRANSACTIONS

In 1999, the Company entered into a three-year contract with a management consulting firm owned by two officers and directors of the Company that provided for payment of various consulting fees. The contract provided for minimum monthly consulting fees of $15,000 and an annual expense allowance of $125,000. The agreement also provided for additional minimum consulting fees totaling $150,000 upon completion of a reverse merger plus 550,000 shares of the Company's Common Stock. This contract was amended in fiscal 2001 to provide for a monthly consulting fee of $25,000 effective January 1, 2001. The contract was cancelable by either party on 30-days notice, and the agreement was subsequently terminated effective June 30, 2001.

The Company also entered into independent contractor agreements in 1999 with three individuals who were officers and directors of the Company. These agreements provided for consulting services related to business development and the day-to-day management of the Company. Each agreement provided for a monthly payment to the independent contractor of $10,000, plus an automobile allowance. These contracts were cancelled in November 2000.

In September 2000, the Company signed an executive employment agreement with its former chief executive officer. Concurrently, the former officer acquired 2,400,000 shares of Common Stock for $2,000,000 cash and a $1,000,000 promissory note. The note was secured by 1,200,000 of the underlying shares. As part of this transaction, the officer agreed to defer the payment of his first year salary. In January 2001, that agreement was cancelled and the note was deemed to have been repaid with the return to the treasury of 1,200,000 shares of common stock. See Note E for further details.

Later in 2000, the board of directors engaged a special committee to review related party transactions that occurred during a period when all of the Company's directors also were consultants or employees of the Company. In November, 2000, the board approved the report of the committee. Among other matters, the board authorized the following:

         (1) Reimbursement of a consulting fee of $300,000 that the Company had paid to a consulting firm in connection with the raising of preferred equity and fees of $205,770 relating to a reverse merger that had occurred in 1999. The Company accrued this reimbursement during the year ended June 30, 2000 and was reimbursed in the year ended June 30, 2001;

         (2) The board agreed to renegotiate payments for past services and amend and extend the contract with the related party consulting firm referred to above. In consideration for this, the consulting firm agreed to reduce its past consulting fees by $306,639, the recovery of which the Company accrued as of June 30, 2000. In April 2001, the board agreed to forgive that outstanding balance from the consulting firm in consideration for cancellation of past due rent on the Company's corporate office space, early termination of the related office lease, and the cancellation of 250,000 options for Company stock owned by the related party firm;

         (3) The re-negotiation of an employment contract of an officer and director of the Company that resulted in a receivable to the Company of $93,237. This receivable was satisfied in the year ended June 30, 2001 by the transfer of 80,000 shares of Common Stock to the treasury.

Effective July 1, 2001, the Company entered into a Leased Employment Agreement with the Company's preferred stock investor. The agreement provided for the investor to provide a full time individual to assume the role of President and Chief Operating Officer. In addition, with respect to the Chief Executive Officer, effective October 1, 2001, the Company entered into a second Leased Employment Agreement with the a consulting firm that is partially owned by the Chief Executive Officer. The agreement provided for the firm to provide a full time individual to assume that role. This individual also fulfills the role of Chairman of the board of directors. The Company recorded $354,375 as expense during the year ended June 30, 2002 under these two contracts. This amount is included in Payroll and employee benefits in the Consolidated Statements of Operations.

During the fiscal years ended June 30, 2002, 2001 and 2000, the Company incurred the following expense (net of recoveries in fiscal 2000 referred to above) in connection with the aforementioned consulting agreements:

                                                              Years Ended June 30,
                                                        --------------------------------
                                                          2002         2001       2000
                                                          ----         ----       ----
       Leased employee fees                             $354,375   $      -     $      -
       Management consulting fees and expenses                      276,466      163,480
       Consulting regarding merger                             -          -      205,770
       Independent contractor fees                             -     84,500      353,000
       Write-off of receivable from related party              -    298,402            -
                                                        --------   --------     --------

                                  TOTAL                 $354,375   $659,368     $722,250
                                                        ========   =========    ========

In January 2000, the Company issued 2,709,519 shares of its Series A Preferred Stock to a company, certain officers of that company and a subsidiary of that company. (The subsidiary and the Company have entered into "partnering" arrangements in connection with the operation of certain contracts with the Company's customers.) In exchange for the Preferred Stock, the Company received 521,694 shares of its previously issued Common Stock, plus $3 million in cash. The Series A Preferred Stock Purchase Agreement (the "Series A Agreement") provides that the Series A preferred stock is convertible into the Company's common stock at a conversion price that ensures that, upon conversion, the previous preferred stockholders retain the same 21.55% common stock ownership interest upon the issuance of an additional $2 million in common stock and/or equivalents, as existed at the time the Agreement was signed. Each share of Series A preferred stock will automatically convert into common stock, if not previously converted, on the earlier to occur of January 31, 2005 or a change in control of the investor company.

In June 2001, the board of directors approved an amendment to the Company's articles of incorporation authorizing the issuance of 3 million shares of Series B preferred stock and the signing of the Series B Preferred Stock Purchase Agreement (the "Series B Agreement") with the same investor referred to above. The shares were issued in exchange for the forgiveness of sales development and financing costs (relating to loans and guarantees) aggregating $704,763. The terms of the Series B Agreement are similar to the aforementioned Series A Agreement, in that the Series B preferred stockholders retain their same19.6% Common Stock ownership interest upon the issuance of common shares and/or equivalents aggregating at least $5 million through February 28, 2002 as existed at the time the Series B Agreement was signed. The automatic conversion provision is effective, if not previously converted, on the earlier of June 28, 2006 or a change in control of the investor company.

Optimization and monetization projects as well as operations and maintenance work that the Company performed for its customers during the fiscal years ended June 30, 2002, 2001 and 2000 included $5,179,039, $1,747,738 and $693,434, respectively, that was billed to the Company by ASI. Of these amounts, $1,217,070, $449,164 and $22,123 was recorded as revenue and expense in the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002 and 2001, the Company owed $1,725,745 and $976,360, respectively, to related parties primarily in connection with these items.

At June 30, 2001, the Company accrued the future payroll and benefit costs of $280,000 associated with the employment contract of a former officer/director. This amount is included in Payroll and employee benefits for the year ended June 30, 2001 in the Consolidated Statements of Operations. The Company paid $268,333 of this amount during the year ended June 30, 2002.

NOTE H - CUSTOMER CONCENTRATION

Sales to the Company's largest customer amounted to 93.8% of total sales for the year ended June 30, 2002, 90.8% for the year ended June 30, 2001 and 0% for the year ended June 30, 2000. Receivable balances for that customer amounted to 73.9% and 54.8 % of total receivables as of the year ended June 30, 2002 and 2001, respectively.

NOTE I- STOCK OPTIONS

The Company has granted stock options to certain key employees, consultants and board members in connection with the November, 2000 Equity Incentive Plan ("Plan"), which provides for the grant of incentive stock options, nonqualified stock options, restricted stock options and other stock awards. Under the Plan, a maximum of 3,500,000 options to purchase shares may be granted at prices not less than 100% of the fair market value of the Common Stock subject to option on the date of grant. The vesting terms range from immediate to three years. The following summarizes the options activity during the years ended June 30, 2002 and 2001:

                                 June 30, 2002               June 30, 2001
                             ---------------------     -----------------------
                              Number      Wgt. Avg.     Number       Wgt. Avg.
                             of Shares    Exercise     of Shares     Exercise
                             ---------    Price        ----------    Price
                                          ---------                  ---------
Number outstanding           2,142,645    $0.82         2,731,746    $1.25
  at beginning of year
Granted during the year         40,000    $0.50         1,100,000    $0.50
Granted during the year              -        -           100,000    $0.25
Forfeited during the year     (965,045)   $0.98        (1,789,101)   $1.25
                             -------------------------------------------------

Number outstanding
  at end of year             1,217,600    $0.68         2,142,645    $0.82
                             =========    =====         =========    =====
Able to be exercised
  at end of year             1,043,400    $0.70         1,248,400    $0.93
                             =========    =====         =========    =====

The options outstanding and exercisable by price range as of June 30, 2002 were as follows:

                                    Options Outstanding                          Options Exercisable
     --------------------------------------------------------------------       ---------------------
                         Number            Weighted
                       Outstanding          Average          Weighted                    Weighted
     Range of             as of            Remaining          Average                     Average
    Exercise Prices    June 30, 2002    Contractual Life   Exercise Price    Shares    Exercise Price
    ---------------    -------------    ----------------   --------------    ------    --------------
      $ 0.25              100,000            9.0 Yrs.            $ 0.25      100,000       $ 0.25
        0.50              795,000            8.8 Yrs.              0.50      625,000         0.50
        1.25              322,600            8.4 Yrs.              1.25      318,400         1.25
                        ---------       -------------------------------------------------------------
                        1,217,600            8.7 Yrs.            $ 0.68    1,043,400       $ 0.70
                        =========           =========            ======    =========       ======

The Company has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, compensation expense relative to stock issuances represents the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If compensation expense for the Company's stock options issued in the fiscal year ended June 30, 2002 and 2001 had been determined based on the fair value method of accounting, as defined in Statement of Financial Accounting Standards No, 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have increased, as indicated in the following:

                                                      2002             2001
                                                      ----             ----
        Net loss - as reported                     $(952,139)       $(3,820,980)
        Net loss - pro forma                       $(996,295)       $(4,633,346)

        Net loss per share - as reported:
                 Basic and diluted                 $   (0.13)       $     (0.46)
        Net loss per share - pro forma:
                 Basic and diluted                 $   (0.14)       $     (0.56)

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes Option Pricing Method with the following assumptions:

                                                        2002             2001
                                                        ----             ----
        Expected dividend yields                        0.00%            0.00%
        Expected stock price volatility                2.704%            2.53%
        Risk-free interest rates                   4.09 - 11.63%      9.38-12.0%
        Expected life of options (in years)             2-5               2-7

NOTE J - LIQUIDITY

Since its inception in April 1998, the Company has incurred an aggregate net loss of $7,562,074 and at June 30, 2002, the Company has a working capital deficiency of $3,044,000. However, the Company reduced its net loss over 75% from $3,820,980 in the year ended June 30, 2001 to $952,139 in the year ended June 30, 2002. 51% of the current liabilities and $2,686,000 of the working capital deficiency is attributable and due to related parties that are also significant investors in the Company's preferred stock. In addition, $847,115 of current liabilities is currently in the form of short-term construction notes issued to a bank. As previously noted, these notes are not expected to be called by the Bank in the next year. Rather, they are likely to convert into long-term obligations upon the completion of the construction later in fiscal 2003.

Notwithstanding these mitigating factors, the Company, nevertheless, has been forced to rely in part on advances from a related party and distributions from the LLC to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects as the cash flow coverage relative to the loans have been adequate to induce lenders to finance the Company's projects. The Company has actively been searching for and has identified certain potential strategic and equity partners. In addition, the Company has made specific plans and is attempting to execute a strategy to insure its future viability. The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners. But, there can be no assurance that it will do so.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company is expending its best efforts to consummate the raising of equity capital, there can be no assurance that it will be successful in doing so. The aforementioned losses and deficit raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE K - SUPPLEMENTAL DISCLOSURE

The following table presents certain supplemental information concerning the Company's Consolidated Statements of Cash Flows:

                                                           Years Ended June 30,
                                                    ---------------------------------
                                                     2002           2001         2000
                                                     ----           ----         ----
Interest expense paid                              $104,634     $    73,185    $ 2,532

Additional non-cash financing and investment
 activities:
    Capital lease obligations for equipment               -          34,200     27,578
    Common stock acquired in exchange for
             reduction of receivable from
             related party                                -         (93,237)         -
    Common stock issued in exchange for
             promissory note                              -       1,000,000          -
    Common stock acquired in exchange for
             cancellation of promissory note              -      (1,000,000)         -

NOTE L - RECLASSIFICATION

For comparability, the 2001 and 2000 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2002.