Form 10QSB
period 2002-09-30
AMERICAS POWER PARTNERS INC
filed 2002-11-14
CIK 1072568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2002
                                               ------------------

                         Commission file Number: 0-24989
                                                 -------

                          AMERICAS POWER PARTNERS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Colorado                                   05-0499526
                    --------                                   ----------
(State or Other Jurisdiction of Incorporation)    (I.R.S. Employer Identification Number)

            710 North York Road, Hinsdale, IL                   60521
          --------------------------------------             ----------
         (Address of Principal Executive Offices)            (Zip code)

                                 (630) 325-9101
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, no par value - 7,138,100 shares as of September 30, 2002.

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

ITEM 1 - FINANCIAL STATEMENTS

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2002

                                ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                   $   401,947
        Accounts receivable:
              Trade                                                   1,058,072
              Retainer held by bank                                     576,060
              Current portion of net investment
                in finance leases                                       360,808
              Reserve for doubtful accounts                            (254,337)
        Inventory                                                        95,273
        Prepaid expenses and other current assets                        24,896
                                                                    -----------

                    TOTAL CURRENT ASSETS                              2,262,719

FIXED ASSETS
        Leased equipment                                              3,929,169
        Office equipment and leasehold improvements                     119,390
                                                                    -----------
                                                                      4,048,559
        Accumulated depreciation                                       (170,078)
                                                                    -----------

                    TOTAL FIXED ASSETS                                3,878,481

OTHER ASSETS
        Construction in process                                          60,821
        Net investment in finance leases
          less current portion                                        2,317,888
        Deposits and deferred costs net of amortization                 673,306
                                                                    -----------

                    TOTAL OTHER ASSETS                                3,052,015
                                                                    -----------

                    TOTAL ASSETS                                    $ 9,193,215
                                                                    ===========

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2002

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
              Accounts payable                                                  $1,240,837
              Due to related parties                                             1,447,523
              Accrued expenses:
                    Related party                                                   64,114
                    Other                                                           49,996
              Notes payable:
                    Interim construction loan                                    2,047,868
                    Related party                                                  960,500
              Current maturities of long-term debt
                 and capital leases                                                391,363
                                                                                ----------

                    TOTAL CURRENT LIABILITIES                                    6,202,201

LONG-TERM OBLIGATIONS
              Debt                                                                 243,345
              Capital lease                                                      3,440,115
                                                                                ----------

                    TOTAL LONG-TERM OBLIGATIONS                                  3,683,460
                                                                                ----------

                    TOTAL LIABILITIES                                            9,885,661
                                                                                ----------

MINORITY INTEREST                                                                  326,630
                                                                                ----------
STOCKHOLDERS' (DEFICIT) EQUITY
              Convertible Preferred Stock, no par value,
                 10,000,000 shares authorized:
                    Series A: authorized - 2,725,000 shares
                    Issued and outstanding - 2,709,519 shares                    3,952,250
                    Series B: authorized - 3,000,000 shares
                    Issued and outstanding - 3,000,000 shares                      704,763
              Common Stock, no par value,
                    Authorized - 40,000,000 shares;
                    Issued and outstanding - 7,138,100 shares                    1,983,249
              Accumulated deficit                                               (7,659,338)
                                                                                ----------

                    TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                        (1,019,076)
                                                                                ----------
                    TOTAL LIABILITIES AND
                                STOCKHOLDERS' (DEFICIT) EQUITY                  $9,193,215
                                                                                ==========

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                  2002               2001
                                                                  ----               ----
Revenues provided by services                                  $3,023,618         $1,171,424
Costs of services                                               2,682,840          1,065,740
                                                               ----------         ----------

                  Gross Profit                                    340,778            105,684

Costs and Expenses:
      Payroll and employee benefits                               171,716            177,646
      General and administrative                                   17,427            183,102
      Depreciation expense                                         63,857             10,554
                                                               ----------         ----------

                  Total Expenses                                  253,000            371,302
                                                               ----------         ----------

                  PROFIT (LOSS) FROM OPERATIONS                    87,778           (265,618)
Other items:
      (Loss) on disposition of assets and other                   (22,363)                 -
      Interest income                                               7,661             11,212
      Interest (expense)                                         (106,521)           (37,198)
                                                               ----------         ----------
                  TOTAL OTHER (EXPENSE) INCOME                   (121,223)           (25,986)
                                                               ----------         ----------

                  LOSS BEFORE MINORITY INTEREST                   (33,445)          (291,604)

Less minority shareholder's interest in earnings
      of limited liability corporation                             63,818             35,326
                                                               ----------         ----------

                  NET PROFIT (LOSS)                              ($97,263)         ($326,930)
                                                               ==========         ==========

Net loss per share - basic and diluted                             ($0.01)            ($0.05)
Weighted average number of common
      shares outstanding                                        7,138,100          7,138,100

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        2002             2001
                                                                        ----             ----
Cash flow from operating activities:
       Net loss                                                     $ (97,263)      $ (326,930)
       Adjustments to reconcile net loss
       to net cash used in operations:
            Provision for depreciation and amortization                63,857           34,321
            Provision for doubtful accounts                           (55,059)               -
            Loss on disposition of equipment                           22,363                -
            Minority interest's profit                                 63,818           35,326
            Change in accounts receivable and
                net investment in finance leases                       39,499           78,009
            Change in prepaid expenses and deferred items            (249,023)         (26,829)
            Change in accounts payable                                 32,437         (132,494)
            Change in accounts payable to related party              (278,222)               -
            Change in accrued expenses                                 17,175          (62,039)
            Change in deferred revenue                                (56,443)         (21,946)
            Other, net                                                 (3,715)               -
                                                                    ---------       ----------

                    Total adjustments                                (403,313)         (95,652)
                                                                    ---------       ----------

            Net cash used in operations                              (500,576)        (422,582)

Cash flow from investing activities:
       Purchase of fixed assets                                       (60,821)        (125,344)
       Payments from lessees under finance leases                     209,091           56,676
                                                                    ---------          -------

            Net cash generated (used) in investing activities         148,270          (68,668)

Cash flow from financing activities:
       Proceeds from bank financings                                  624,693          106,660
       Proceeds from notes payable to related party                         -          388,000
       Repayment of obligation to related party                      (305,841)               -
       Repayment of debt obligations                                 (111,775)         (35,486)
       Distribution to minority shareholder                          (150,000)               -
                                                                    ---------       ----------

            Net cash generated from financing activities               57,077          459,174
                                                                    ---------       ---------

Net decrease in cash                                                 (295,229)         (32,076)
Cash at beginning of period                                           697,176          276,687
                                                                    ---------       ----------

Cash at end of period                                               $ 401,947       $  244,611
                                                                    =========       ==========

           See accompanying Notes to Consolidated Financial Statements

AMERICAS POWER PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Americas Power Partners, Inc. (the "Company") was incorporated in April 1998 with a charter to provide on-site utilities for industrial, commercial and institutional customers. The Company intends to become a leading independent power producer engaged in the business of developing, acquiring, owning and managing the operation of energy systems, including existing facilities and cogeneration plants which produce electricity and thermal energy for sale under long-term contracts. These contracted projects, each anticipated to range from approximately 5 MW to 100 MW, may be dedicated to selling all of the electrical and thermal output to a single end-user, selling all of the output to one or more wholesale marketing organizations, or a combination thereof. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services.

The Company employs and partners with on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control.

The Company has formed strategic alliances with recognized energy companies in the areas of power plant optimization, operations and maintenance, fuel supply and electric power marketing. The Company's strategic partners bring key skill sets to the development process and have provided the Company with project opportunities from their established customer bases. All of the Company's customers are in the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 50%-owned limited liability corporation, Armstrong-Americas I, LLC (the "LLC"). The LLC owns the Company's interests in assets relating to power plant system projects in place or in progress for the Company's largest customer. The other member of the LLC is Armstrong Service Inc. ("ASI"), a wholly owned subsidiary of Armstrong International ("Armstrong"), an investor in the Company's Preferred Stock. The limited liability corporation agreement provides that the Company has management control over the operations of the LLC. All material intercompany accounts and transactions are eliminated in consolidation.

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

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the three months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 2002.

Change in Accounting Treatment
Beginning in April 2002, the Company began to account for certain billings for operations and maintenance costs and utilities costs differently than it had prior to that time. The Company has elected to reclassify those billings to its customers as revenue and to expense costs incurred for those services as costs of services. Prior to April 2002, it had been the Company's policy to net these revenues and costs with the resultant amount, if any, included as revenue or expense as the case may be. The Company believes that this method of recognizing revenue and expense more accurately reflects the operations of the business. As a result of this prior year reclassification, the Statement of Operations for the three months ended September 30, 2001 has been restated. Both revenues and costs of services have been increased by $983,309 (which includes approximately $110,000 for operations and maintenance costs and approximately $873,000 for utilities costs) to give effect to this change. The net loss reported for September 30, 2001 has not been affected by this change.

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

Per Share of Common Stock
Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the three months ended September 30, 2002 and 2001, the diluted loss per share computation was anti-dilutive; therefore, the amount reported for basic and diluted loss per share is the same.

NOTE B - NOTES PAYABLE

In June 2002, the Company entered into a "sale and leaseback" of one of its power plant equipment projects with a bank. The assets were sold for $3,800,000 resulting in a loss of approximately $17,000. This loss has been deferred and is being amortized over the life of the lease. No cash was realized from the sale as the initial purchase of the assets by the Company had previously been financed in the same amount by the same bank using interim notes. As of September 30, 2002, 92 monthly rent payments of $44,290 remained with a balloon payment of $1,140,000 due after the last payment. The Company has accounted for the leaseback portion of the transaction as a capital lease obligation. The interest rate implicit in the lease is 7.7% per annum. The assets are included in Leased Equipment and the capital lease obligation is included in Long-term obligations on the Condensed Consolidated Balance Sheet of the Company.

The LLC has signed interim promissory notes with a bank, totaling $2,047,868, which provide for the eventual sale to the bank of the equipment previously purchased from a customer along with certain improvements being made to the facilities where this equipment is located. The notes provide for monthly interest only payments computed at the bank's prime rate. The LLC has received 72% of the value of the notes and expects to continue to finance approximately $1.95 million more in additional planned improvements using similar interim note financing.

The Company has borrowed $810,500 for working capital purposes from a company that is the investor in the Company's Preferred Stock. In addition, the LLC has borrowed $150,000 from the same investor. Both loans are evidenced by notes that mature on December 15, 2002 and bear interest at prime plus 2%.

The Company has a loan from a bank with a principal balance of $378,443 as of September 30, 2002. This loan is being used to finance an optimization project. During the third quarter the loan was re-financed and the interest rate was reduced from 10.5% p.a. to 5.75% p.a. Monthly payments of $12,798 are due under this loan. There are 32 monthly payments remaining.

NOTE C - LIQUIDITY

Since its inception in April 1998, the Company has incurred aggregate net losses of $7,659,338. At September 30, 2002, the Company has a working capital deficiency of approximately $3,939,000. But $2,472,000 (approximately 40% of current liabilities) of this deficit is attributable and due to related parties that are also significant investors in the Company's preferred stock. In addition, $2,047,868 of interim construction notes are technically classified as current liabilities. These notes are not expected to be called by the Bank in the next year. Rather, the Company has definitive plans to re-finance and/or convert these notes into long-term obligations later in fiscal 2003.

Notwithstanding these mitigating factors, the Company, nevertheless, has been forced to rely in part on advances from a related party and distributions from the LLC to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects as the cash flow coverage relative to the loans have been adequate to induce lenders to finance the Company's projects on a long term basis. The Company has actively been searching for and has identified certain potential strategic partners. In addition, the Company has made specific plans and is attempting to execute a thermal and electrical generation acquisition strategy to increase its future cash flow. In connection therewith, as of September 30, 2002, the Company has made a $250,000 deposit on a co-generation facility that the Company expects to purchase by December, 2002. This transaction would likely generate considerable future cash flow for the Company. If this transaction fails to be consummated, the Company could lose this deposit under certain circumstances. The deposit is included in Deposits and deferred costs net or amortization in the accompanying Condensed Consolidated Balance Sheet

The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners, but there can be no assurance that it will do so.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is expending its best efforts to consummate the raising of equity capital. But there can be no assurance that it will be successful in doing so. The aforementioned losses and deficit raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

During the three months ended September 30, 2002, the Company incurred a net loss of $97,263 compared to a net loss of $326,930 for the corresponding prior year period.

Revenues and Costs of Services: Revenues and costs of services in the three months ended September 30, 2002 increased approximately $1,852,000 and $1,617,000, respectively over the same period last year. This resulted in an approximate $235,000 increase in gross profit from $106,000 in the quarter ended September 30, 2001 to $341,000 in the quarter ended September 30, 2002. This increase is due to the Company adding two more significant energy monetization contracts. One was added in October 2001 and the other was added in April 2002.

Payroll and employee benefits expense: Payroll and employee benefit expenses decreased approximately $6,000 for the three months ended September, 2002 compared to the corresponding period of the prior fiscal year. The decrease can be attributed to a reduction in personnel

General and administrative expenses: This category decreased approximately $166,000 during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Virtually every category of expense declined. However, the major decreases included a decrease in the provision for doubtful accounts of approximately $55,000, a reduction of $45,000 in investment banker fees, a reduction in travel expenses of approximately $19,000 and a reduction in equipment rental of approximately $12,000.

Depreciation expense: Depreciation increased approximately $53,000 during the quarter ended September 30, 2002 versus the same period in 2001. During the quarter ended September 30, 2002, the Company depreciated a $3.8 Million project that had been installed over a period from September 2000 to May 2002. During that time, costs attributable to this project had been recorded as construction in progress on the Company's balance sheet, however, no depreciation expense was recognized until the project was completed in June 2002.

Loss on Disposition of Assets: During the quarter ended September 30, 2002, the Company recorded a loss from a disposition of certain leased telephone equipment assets. Those assets were returned to the lessor and the remaining lease obligation repaid during the quarter.

Interest Income: Interest income decreased approximately $3,500 in the three-month period ended September 30, 2002 over the corresponding prior year period as a result of the lower cash balances available in the current fiscal quarter.

Interest Expense: Interest expense for the quarter ended September 30, 2002 period increased approximately $69,000 as a result of increased borrowings. The Company's outstanding debt increased from approximately $2.5 Million as of September 30, 2001 to $7.1 Million as of September 30, 2002.

Liquidity and Capital Resources Since its inception in April 1998, the Company has incurred aggregate net losses of $7,659,338. However, approximately $6,610,000 of these losses occurred during the first 27 months of the Company's operations from April 1998 through June 2001. Only approximately $1,049,000 of these losses have occurred in the last 15 months of the Company's operations.

At September 30, 2002, the Company has a working capital deficiency of approximately $3,939,000. But $2,472,000 (approximately 40% of current liabilities) of this deficit is attributable and due to related parties that are also significant investors in the Company's preferred stock. In addition, $2,047,868 of interim construction notes are technically classified as current liabilities. But, these notes are not expected to be called by the bank in the next year. Rather, the Company has definitive plans to re-finance and/or convert these notes into long-term obligations later in fiscal 2003.

Notwithstanding these mitigating factors, the Company, nevertheless, has been forced to rely in part on advances from related parties to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects as the cash flow coverage relative to the loans have been adequate to induce lenders to finance the Company's projects on a long term basis. The Company has actively been searching for and has identified certain potential strategic and equity partners. In addition, the Company has made specific plans and is attempting to execute a thermal and electrical generation acquisition strategy to increase its future cash flow. The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners. But, there can be no assurance that it will do so.

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


ITEM 2.  Changes in Securities

During the period of three months ended September 30, 2002, there were no changes in the Company's outstanding securities.


ITEM 3.  Defaults Upon Senior Securities

      None


ITEM 4.  Submission of Matters to a Vote of Security Holders

      None


ITEM 5.  Other Information

      None


ITEM 6.  Exhibits and Reports on Form 8-K

    a. Exhibits:

           None

    b. Reports on Form 8-K:

           None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              AMERICAS POWER PARTNERS, INC.



                                              /s/ Mark A. Margason
                                              --------------------
      November 14, 2002                       Mark A. Margason
                                              Chief Executive Officer


                                              /s/ Jerome P. Frett
                                              -------------------
      November 14, 2002                       Jerome P. Frett
                                              Chief Accounting Officer