Form 10QSB/A
period 2001-12-31
AMERICAS POWER PARTNERS INC
filed 2003-02-11
CIK 1072568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment No. 1 to:

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

The Registrant, Americas Power Partners, Inc., is filing this Amendment No. 1 to Form 10-QSB to provide amended information in the Exhibit filed under Item 6.a.

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

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

        10. Utilities Requirements Agreement by and between H.J. Heinz Company, L.P. and Armstrong-Americas-I, L.L.C.

     b. Reports on Form 8-K:

            There were no Form 8-K filings during the period of three months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AMERICAS POWER PARTNERS, INC.

                                       /s/ Mark A. Margason
                                       -----------------------------------------
February 11, 2003                      Mark A. Margason
                                       Chief Executive Officer

                                       /s/ Jerome P. Frett
                                       -----------------------------------------
February 11, 2003                      Jerome P. Frett
                                       Controller