Form 10QSB
period 2002-12-31
AMERICAS POWER PARTNERS INC
filed 2003-02-13
CIK 1072568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2002

Commission file Number: 0-24989

AMERICAS POWER PARTNERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	05-0499526
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

710 North York Road, Hinsdale, IL	60521
(Address of Principal Executive Offices)	(Zip code)

(630) 325-9101

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES   ☒        NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, no par value—7,138,100 shares as of December 31, 2002.

Transitional Small Business Disclosure Format:            YES  ☐             NO  ☒

PART I—FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes historical information as well as statements regarding the Company’s future expectations which may constitute “forwarding-looking statements” within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management examination of historical operating trends, data contained in records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

ITEM I—FINANCIAL STATEMENTS

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$558,612
Accounts receivable:
Trade	1,032,510
Retainer held by bank	576,061
Current portion of net investment in finance leases	445,557
Reserve for doubtful accounts	(254,337)
Inventory	95,273
Prepaid expenses and other current assets	160,780

TOTAL CURRENT ASSETS	2,614,456

FIXED ASSETS
Leased equipment	3,929,169
Office equipment and leasehold improvements	119,390

4,048,559
Accumulated depreciation	(246,003)

TOTAL FIXED ASSETS	3,802,556

OTHER ASSETS
Construction in process	390,122
Net investment in finance leases less current portion	2,871,049
Deposits and deferred costs net of amortization	594,628

TOTAL OTHER ASSETS	3,855,799

TOTAL ASSETS	$10,272,811

See accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2002

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,374,442
Due to related parties	2,641,110
Accrued expenses:
Related party	90,700
Other	21,964
Notes payable:
Interim construction loan	2,047,868
Related party	960,500
Current maturities of long-term debt and capital leases	396,909

TOTAL CURRENT LIABILITIES	7,533,493

LONG-TERM OBLIGATIONS
Debt	211,407
Capital lease	3,373,267

TOTAL LONG-TERM OBLIGATIONS	3,584,674

TOTAL LIABILITIES	11,118,167

MINORITY INTEREST	357,062

STOCKHOLDERS’ (DEFICIT) EQUITY
Convertible Preferred Stock, no par value,
10,000,000 shares authorized:
Series A: authorized—2,725,000 shares
Issued and outstanding—2,709,519 shares	3,952,250
Series B: authorized—3,000,000 shares
Issued and outstanding—3,000,000 shares	704,763
Common Stock, no par value,
Authorized—40,000,000 shares;
Issued and outstanding—7,138,100 shares	1,983,249
Accumulated deficit	(7,842,680)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,202,418)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$10,272,811

See accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001
Revenues provided by services	$6,203,164	$2,473,237	$3,179,546	$1,301,813
Costs of services	5,536,948	2,162,071	2,854,108	1,096,331

Gross Profit	666,216	311,166	325,438	205,482

Costs and Expenses:
Payroll and employee benefits	334,896	324,905	163,180	147,258
General and administrative	91,695	265,330	74,268	82,228
Depreciation expense	144,798	89,325	80,941	78,771

Total Expenses	571,389	679,560	318,389	308,257

PROFIT (LOSS) FROM OPERATIONS	94,827	(368,394)	7,049	(102,775)

Other items:
(Loss) on disposition of assets and other	(22,363)	—	—
Interest income	17,067	25,439	9,406	14,227
Interest (expense)	(225,887)	(91,780)	(119,366)	(54,582)

TOTAL OTHER (EXPENSE) INCOME	(231,183)	(66,341)	(109,960)	(40,355)

LOSS BEFORE MINORITY INTEREST	(136,356)	(434,735)	(102,911)	(143,130)

Less minority shareholder’s interest in earnings of limited liability corporation	144,250	62,269	80,432	26,943

NET PROFIT (LOSS)	$(280,606)	($497,004)	$(183,343)	($170,073)

Net loss per share—basic and diluted	($0.04)	($0.07)	($0.03)	($0.02)
Weighted average number of common shares outstanding	7,138,100	7,138,100	7,138,100	7,138,100

See accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flow from operating activities:
Net loss	$(280,606)	$(497,004)
Adjustments to reconcile net loss to net cash used in operations:
Provision for depreciation and amortization	144,798	99,570
Provision for doubtful accounts	9,000	—
Loss on disposition of equipment	22,363	—
Minority interest’s profit	144,250	62,269
Change in accounts receivable	220,342	(165,720)
Change in unearned income	(406,615)	—
Change in prepaid expenses and deferred items	(112,673)	(35,794)
Change in accounts payable	166,042	129,902
Change in accounts payable to related party	(274,704)	—
Change in accrued expenses	15,729	(53,199)
Other, net	(8,730)	—

Total adjustments	(80,198)	37,028

Net cash used in operations	(360,804)	(459,976)

Cash flow from investing activities:
Purchase of fixed assets	(165,620)	(1,260,700)
Payments from lessees under finance leases	418,182	50,267
Deposit on new plant purchase	(250,000)	—

Net cash generated (used) in investing activities	2,562	(1,210,433)

Cash flow from financing activities:
Proceeds from bank financings	624,693	1,177,719
Proceeds from notes issued to related party	—	699,129
Repayment of debt obligations	(205,015)	(68,493)
Distribution to minority shareholder	(200,000)	—

Net cash generated from financing activities	219,678	1,808,355

Net decrease in cash	(138,564)	137,946
Cash at beginning of period	697,176	276,687

Cash at end of period	$558,612	$414,633

SUPPLEMENTAL DISCLOSURE:

Interest expense paid for the six months ended December 31, 2002 was $206,848.

During the six months ended December 31, 2002, a related party advanced $1,190,069 for the purchase of fixed assets.

See accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Americas Power Partners, Inc. (the “Company”) was incorporated in April 1998 with a charter to provide on-site utilities for industrial, commercial and institutional customers. The Company intends to become a leading independent power producer engaged in the business of developing, acquiring, owning and managing the operation of energy systems, including existing facilities and cogeneration plants which produce electricity and thermal energy for sale under long-term contracts. These contracted projects, each anticipated to range from approximately 5 MW to 100 MW, may be dedicated to selling all of the electrical and thermal output to a single end-user, selling all of the output to one or more wholesale marketing organizations, or a combination thereof. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services.

The Company employs and partners with on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control.

The Company is pursuing strategic alliances with recognized energy companies in the areas of power plant optimization, operations and maintenance, fuel supply and electric power marketing. Any strategic partners would bring key skill sets to the development process and would provide the Company with project opportunities from their established customer bases.

The Company generates revenue from fees produced from structuring and financing these energy projects. All of the Company’s customers are in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 50%-owned limited liability corporation, Armstrong-Americas I, LLC (the “LLC”). The LLC owns the Company’s interests in assets relating to power plant system projects in place or in progress for the Company’s largest customer. The other member of the LLC is Armstrong Service Inc. (“ASI”), a wholly owned subsidiary of Armstrong International (“Armstrong”), an investor in the Company’s Preferred Stock. The limited liability corporation agreement provides that the Company has management control over the operations of the LLC. All material intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the six months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended June 30, 2002.

Change in Accounting Treatment

Beginning in April 2002, the Company began to account for certain billings for operations and maintenance costs and utilities costs differently than it had prior to that time. The Company has elected to reclassify those billings to its customers as revenue and to expense costs incurred for those services as costs of services. Prior to April 2002, it had been the Company’s policy to net these revenues and costs with the resultant amount, if any, included as revenue or expense as the case may be. The Company believes that this method of recognizing revenue and expense more accurately reflects the operations of the business. As a result of this prior year reclassification, the Statements of Operations for the six and three months ended December 31, 2001 has been restated. For the six months ended December 31, 2001, revenues and costs of services have been increased by $2,039,793 (which includes approximately $236,000 for operations and maintenance costs and approximately $1,804,000 for utilities costs) to give effect to this change. For the three months ended December 31, 2001, revenues and costs of services have been increased by $1,056,484 (which includes approximately $127,000 for operations and maintenance costs and approximately $929,000 for utilities costs) to give effect to this change. The net losses reported for the six and three months ended December 31, 2001 have not been affected by this change.

Revenue Recognition

Most of the revenue recognized by the Company is earned pursuant to energy service and utility requirement agreements as well as operations and maintenance agreements that the Company executes with its customers. The Company evaluates the terms of these agreements individually to determine the applicable accounting treatment. Utilities and operations and maintenance revenue are recognized as they are earned. To the extent that these agreements provide for fixed minimum payments and terms, they are accounted for as leases. To the extent that an agreement provides for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13”), the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from agreements that qualify as operating leases under SFAS 13 is recorded on a straight-line basis over the term of the contract. The Company grants credit to all of its customers.

Per Share of Common Stock

Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the periods ended December 31, 2002 and 2001, the diluted loss per share computation was anti-dilutive; therefore, the amount reported for basic and diluted loss per share is the same.

NOTE B—NOTES PAYABLE

In June 2002, the Company entered into a “sale and leaseback” of one of its power plant equipment projects with a bank. The assets were sold for $3,800,000. No cash was realized from the sale as the initial purchase of the assets by the Company had previously been financed in the same amount by the same bank using interim notes. As of December 31, 2002, 89 monthly rent payments of $44,290 remained with a balloon payment of $1,140,000 due after the last payment. The Company has accounted for the leaseback portion of the transaction as a capital lease obligation. The interest rate implicit in the lease is 7.7% per annum. The assets are included in Leased Equipment and the capital lease obligation is included in Long-term obligations on the Condensed Consolidated Balance Sheet of the Company.

The LLC has signed seven interim promissory notes with a bank, totaling $2,047,868. These promissory notes have been used to finance equipment previously purchased from a customer along with certain improvements being made to the facilities where this equipment is located. The promissory notes provide for monthly payments of interest only. The interest rate is computed at the bank’s prime rate. The LLC has received net proceeds of $1,471,807 from the issuance of these notes. This amounts to 72% of the face value of the notes and the cost of the assets that were acquired. The difference of $576,061 has been retained by the Bank as additional collateral. The Company expects that this retained amount will be released at the time that permanent financing occurs. This retained amount is shown as part of Accounts receivable in the current assets section of the Company’s balance sheet.

The Company has borrowed $810,500 for working capital purposes from a company that is the investor in the Company’s Preferred Stock. In addition, the LLC has borrowed $150,000 from the same investor. Both loans are evidenced by notes that mature on March 31, 2003 and bear interest at prime plus 2%.

The Company has a loan from a bank with a principal balance of $348,478 as of December 31, 2002. This loan is being used to finance an optimization project. The loan bears interest at a rate of 5.75% p.a. Monthly payments of $12,798 are due under this loan. There are 29 monthly payments remaining.

NOTE C—LIQUIDITY

Since its inception in April 1998, the Company has incurred aggregate net losses of $7,842,680. At December 31, 2002, the Company has a working capital deficiency of approximately $4,919,000. But $3,692,000 (approximately 49% of the Company’s current liabilities) of this deficit is attributable and due to related parties that are also significant investors in the Company’s stock. In addition to the $3,692,000 of related party debt, $2,047,868 of interim construction notes are technically classified as current liabilities. These notes are not expected to be called by the Bank in the next year. Rather, the Company has definitive plans and, in certain cases, commitments from lenders to re-finance and/or convert these notes into long-term obligations later in fiscal 2003.

Notwithstanding these mitigating factors, the Company, nevertheless, has been forced to rely in part on advances from a related party and distributions from the LLC to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects as the credit-worthiness of the Company’s customers and the cash flow coverage relative to the loans have been adequate to induce lenders to finance the Company’s projects on a long term basis.

In addition, the Company has made specific plans and is attempting to execute a thermal and electrical (co-generation) acquisition strategy to increase its future cash flow. In connection therewith, as of December 31, 2002, the Company has made a $250,000 deposit on a facility that the Company has agreed to purchase for approximately $8.7 Million. Current plans are for the Company to own a  1/2 interest in this facility with an option to purchase the remaining  1/2 interest. The transaction is expected to close in March 2003. If this transaction fails to be consummated, the Company could lose the $250,000 deposit under certain circumstances. The deposit is included in Deposits and deferred costs net or amortization in the accompanying Condensed Consolidated Balance Sheet.

The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners, but there can be no assurance that it will do so.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is expending its best efforts to consummate the raising of equity capital. But there can be no assurance that it will be successful in doing so. The aforementioned losses and deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

During the six and three months ended December 31, 2002, the Company incurred net losses of $280,606 and $183,343, respectively, compared to net losses of $497,004 and $170,073 for the corresponding prior year periods in 2001.

Revenues and Costs of Services:    Revenues in the six and three months ended December 31, 2002 increased approximately $3,730,000 and $1,878,000, respectively over the same period last year. Costs of services in the six and three months ended December 31, 2002 increased approximately $3,375,000 and $1,758,000, respectively over the same period last year. The net result is that the Company’s gross profit increased from $311,000 to $666,000 for the six month period while the three month gross profit increased from $205,000 to $325,000. These increases are due to the Company adding two more significant energy monetization contracts. One was added in October 2001 and the other was added in April 2002.

Payroll and employee benefits expense:    Payroll and employee benefit expenses increased approximately $10,000 or 3.1% for the six months ended December, 2002 compared to the corresponding period of the prior fiscal year. For the three months ended December 31, payroll and employee benefits increased approximately $16,000 or 10.8% over the corresponding period. The increases can be attributed primarily to higher health insurance benefit costs.

General and administrative expenses:    This category decreased approximately $174,000 during the six months ended December 30, 2002 compared to the six months ended December 31, 2001. Virtually every category of expense declined. However, the major decreases included a decrease in professional fees of approximately $73,000, a decrease in the provision for doubtful accounts of approximately $55,000, a reduction in travel expenses of approximately $32,000 and a reduction in rent expense of approximately $16,000.

In the three months ended December 31, 2002 general and administrative expenses decreased by approximately $8,000 compared to the corresponding period in 2001 due primarily to a decrease in travel and office expenses.

Depreciation expense:    Depreciation increased approximately $55,000 during the six months ended December 31, 2002 versus the same period in 2001. In June 2002, the Company began to depreciate a $3.8 Million project that had been installed over a period from September 2000 to May 2002. During that time period, costs attributable to this project had been recorded as construction in progress on the Company’s balance sheet, however, no depreciation expense was recognized until the project was completed.

Loss on Disposition of Assets:    During 2002, the Company recorded a loss of approximately $22,000 from a disposition of certain leased telephone equipment assets that had been accounted for as a capital lease. Those assets were returned to the lessor and the remaining lease obligation repaid during the quarter.

Interest Income:    Interest income decreased approximately $8,400 in the six months period ended December 31, 2002 over the corresponding prior year period and decreased approximately $4,800 in the three months ended December 31, 2002 vs. the corresponding 2001 period. Both declines were the result of lower average interest rates on invested funds.

Interest Expense:    Interest expense for the six months ended December 31, 2002 increased approximately $134,000 compared to the six months ended December 31, 2001. Interest expense for the three months ended December 31, 2002 increased approximately $65,000 compared to the three months ended December 31, 2001. Both increases were a result of increased borrowings. The Company’s outstanding debt increased from approximately $4.1 Million as of December 31, 2001 to $7.0 Million as of December 31, 2002.

Liquidity and Capital Resources    Since its inception in April 1998, the Company has incurred aggregate net losses of approximately $7,843,000. However, approximately $6,610,000 of these losses occurred during the first 39 months of the Company’s operations from April 1998 through June 2001, an average of approximately $169,000 per month. During the last 18 months, approximately $1,233,000 of these losses have occurred, an average of approximately $68,500 per month.

As previously stated in the footnote section, the Company has a working capital deficiency of approximately $4.9 Million. But almost   1/2 of its debt that is classified as current debt is due to a related party that is a significant investor in the Company’s stock. In addition, approximately $2,047,868 of interim construction notes are technically classified as current liabilities. These construction notes are not expected to be called by the bank within the next year. Rather, the Company is currently negotiating the terms of a long-term loan to finance approximately $1,100,000 of these interim construction loans and it has definitive plans to re-finance and/or convert the balance of these notes into long-term obligations later in fiscal 2003.

Notwithstanding these mitigating factors, the Company, nevertheless, has been forced to rely in part on advances from related parties to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects. The Company has actively been searching for and has identified certain potential strategic and equity partners. In addition, the Company has made specific plans and is attempting to execute a thermal and electrical generation acquisition strategy to increase its future cash flow. The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners. But, there can be no assurance that it will do so.

ITEM 3.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and controller, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based upon their evaluation, our chief executive officer and controller have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

14

New Accounting Standards

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Adoption is required for fiscal years beginning after December 15, 2001. The adoption of this SFAS did not have an effect on the financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for years beginning after May 15, 2002. Under the new pronouncement, an inconsistency between the required accounting for sale-leaseback transactions was eliminated. The adoption of this SFAS did not have an effect on the financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This Statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 will be effective for the fiscal quarter ending September 30, 2003.

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.    Changes in Securities

During the period from October 1, 2002 through December 31, 2002, there were no changes in the Company’s outstanding securities.

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

None

ITEM 5.    Other Information

None

ITEM 6.    Exhibits and Reports on Form 8-K

a. Exhibits:

1. Written Statement of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

2. Written Statement of the Controller pursuant to 18 U.S.C. § 1350

b. Reports	on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAS POWER PARTNERS, INC .

February 13, 2003	/s/ Mark A. Margason
Mark A. Margason Chief Executive Officer

February 13, 2003	/s/ Jerome P. Frett
Jerome P. Frett Controller

CERTIFICATIONS

I, Mark A. Margason, Chief Executive Officer of Americas Power Partners, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Americas Power Partners, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of quarterly report (the “Evaluation Date”); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors:

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/    MARK A. MARGASON

Mark A. Margason

Chief Executive Officer

18

I, Jerome P. Frett, Controller of Americas Power Partners, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Americas Power Partners, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/    JEROME P. FRETT

Jerome P. Frett

Controller

19

EXHIBIT INDEX

Exhibit Number	Description

1.	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

2.	Written Statement of the Controller Pursuant to 18 U.S.C. § 1350

20