Form 10QSB
period 2003-03-31
AMERICAS POWER PARTNERS INC
filed 2003-05-14
CIK 1072568

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2003

                         Commission file Number: 0-24989

                                  -------------

                          AMERICAS POWER PARTNERS, INC.
             (Exact Name of Registrant as Specified in its Charter)


              Colorado                                  36-4288975
----------------------------------------       -------------------------------
     (State or Other Jurisdiction              (I.R.S. Employer Identification
         of Incorporation)                                Number)

   710 North York Road, Hinsdale, IL                       60521
----------------------------------------       -------------------------------
(Address of Principal Executive Offices)                 (Zip code)

                                 (630) 325-9101
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, no par value - 7,138,100 shares as of March 31, 2003.

Transitional Small Business Disclosure Format:
YES [_] NO [X]

================================================================================

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

ITEM I  FINANCIAL STATEMENTS

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2003

                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $    462,802
   Accounts receivable:
      Trade                                                     1,444,723
      Retainer held by bank                                        80,826
      Current portion of net investment in finance
       leases                                                     192,898
      Other receivables                                           112,077
   Inventory                                                       38,320
   Prepaid expenses and other current assets                       93,796
                                                             ------------
         TOTAL CURRENT ASSETS                                   2,425,442

FIXED ASSETS
   Leased equipment                                             4,492,765
   Office equipment and leasehold improvements                     96,625
                                                             ------------
                                                                4,589,390
   Accumulated depreciation                                      (288,412)
                                                             ------------
         TOTAL FIXED ASSETS                                     4,300,978

OTHER ASSETS
   Construction in process                                          3,793
   Net investment in finance leases
    less current portion                                        3,208,589
   Deposits and deferred costs net of amortization                764,642
                                                             ------------
         TOTAL OTHER ASSETS                                     3,977,024
                                                             ------------
         TOTAL ASSETS                                        $ 10,703,444
                                                             ============

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2003

    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $  1,573,677
   Due to related parties                                       2,765,475
   Accrued expenses:
      Related party                                                98,369
      Other                                                        25,730
   Notes payable:
      Interim construction loan                                   988,542
      Related party                                               810,500
   Current maturities of long-term debt
    and capital leases                                            585,053
                                                             ------------
      TOTAL CURRENT LIABILITIES                                 6,847,346
LONG-TERM OBLIGATIONS
   Debt                                                           172,765
   Capital lease                                                4,600,621
                                                             ------------
      TOTAL LONG-TERM OBLIGATIONS                               4,773,386
                                                             ------------
      TOTAL LIABILITIES                                        11,620,732
                                                             ------------
MINORITY INTEREST                                                 417,586
                                                             ------------
STOCKHOLDERS' (DEFICIT) EQUITY
   Convertible Preferred Stock, no par value, 10,000,000
    shares authorized:
      Series A: authorized - 2,725,000 shares
      Issued and outstanding - 2,709,519 shares                 3,952,250
      Series B: authorized - 3,000,000 shares
      Issued and outstanding - 3,000,000 shares                   704,763
   Common Stock, no par value,
      Authorized - 40,000,000 shares;
      Issued and outstanding - 7,138,100 shares                 1,983,249
   Accumulated deficit                                         (7,975,136)
                                                             ------------
      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                     (1,334,874)
                                                             ------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT) EQUITY                        $ 10,703,444
                                                             ============

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Nine Months Ended March 31,     Three Months Ended March 31,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Revenues provided by services                       $ 9,973,386     $ 3,819,667     $ 3,770,222     $ 1,346,430
Costs of services                                     8,875,921       3,317,566     $ 3,338,973       1,155,495
                                                   ------------    ------------    ------------    ------------
      Gross Profit                                    1,097,465         502,101         431,249         190,935
Costs and Expenses:
   Payroll and employee benefits                        476,396         497,712     $   141,500         172,808
   General and administrative                           207,909         329,111     $   116,214          63,781
   Depreciation and amortization expense                227,507         143,007     $    82,709          53,682
                                                   ------------    ------------    ------------    ------------
      Total Expenses                                    911,812         969,830         340,423         290,271
                                                   ------------    ------------    ------------    ------------
      PROFIT (LOSS) FROM OPERATIONS                     185,653        (467,729)         90,826         (99,336)
Other items:
   (Loss) on disposition of assets and other            (39,954)             --         (17,591)             --
   Interest income                                       24,332          33,898           7,265           8,459
   Interest (expense)                                  (328,319)       (144,132)       (102,432)        (52,352)
                                                   ------------    ------------    ------------    ------------
      TOTAL OTHER (EXPENSE)                            (343,941)       (110,234)       (112,758)        (43,893)
                                                   ------------    ------------    ------------    ------------
      LOSS BEFORE MINORITY INTEREST                    (158,288)       (577,963)        (21,932)       (143,229)
Less minority shareholder's interest in earnings
 of limited liability corporation                       254,774         104,670     $   110,524          42,401
                                                   ------------    ------------    ------------    ------------
      NET (LOSS)                                   ($   413,062)   ($   682,633)   ($   132,456)   ($   185,630)
                                                   ============    ============    ============    ============
Net loss per share - basic and diluted             ($      0.06)   ($      0.10)   ($      0.02)   ($      0.03)
Weighted average number of common
 shares outstanding                                   7,138,100       7,138,100       7,138,100       7,138,100

          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAS POWER PARTNERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                       2003            2002
                                                    -----------    ------------
Cash flow from operating activities:
   Net loss                                         $  (413,062)   $   (682,633)
   Adjustments to reconcile net loss
    to net cash used in operations:
      Provision for depreciation and amortization       166,640         156,664
      Amortization of unearned income                  (466,662)             --
      Loss on disposition of equipment                   39,954              --
      Minority interest's profit                        254,774         104,670
      (Increase) in accounts receivable                (191,871)       (159,400)
      (Increase) in other receivables                  (119,235)             --
      (Increase) in prepaid expenses and deferred
       items                                           (152,099)        (45,022)
      Increase in accounts payable                      365,276          34,489
      Increase in accounts payable to related
       party                                             84,596              --
      Increase (decrease) in accrued expenses            27,164         (95,903)
      Other, net                                        (31,158)             --
                                                    -----------    ------------
         Total adjustments                              (22,621)         (4,502)
                                                    -----------    ------------
      Net cash used in operations                      (435,683)       (687,135)
Cash flow from investing activities:
   Purchase of fixed assets                                  --      (1,964,450)
   Payments from lessees under finance leases           616,272          58,387
   Deposit on new plant purchase                       (250,000)             --
                                                    -----------    ------------
      Net cash generated (used) in investing
       activities                                       366,272      (1,906,063)
Cash flow from financing activities:
   Proceeds from bank financings                      1,548,601       2,408,190
   Repayment of debt obligations                       (316,159)       (112,902)
   Proceeds of notes payable to related party                --         699,129
   Repayment of debt principal to related party        (150,000)             --
   Repayment of interim construction debt to
    related party                                      (997,405)       (126,129)
   Distribution to minority shareholder                (250,000)        (75,000)
                                                    -----------    ------------
      Net cash (used) and generated from
       financing activities                            (164,963)      2,793,288
                                                    -----------    ------------
Net (decrease) increase  in cash                       (234,374)        200,090
Cash at beginning of period                             697,176         276,687
                                                    -----------    ------------
Cash at end of period                               $   462,802    $    476,777
                                                    ===========    ============

SUPPLEMENTAL DISCLOSURE:

   During the nine months ended March 31, 2003, a related party advanced
    $1,952,539 for the purchase of fixed assets.

   During the nine months ended March 31, 2003 and 2002, the Company paid interest of $314,850 and $168,297, respectively.

           See accompanying Notes to Consolidated Financial Statements

AMERICAS POWER PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

The Company is pursuing strategic alliances with recognized companies in the areas of power plant optimization, operations and maintenance, fuel supply and electric power marketing. The Company's strategic partners would bring key skill sets to the development process and would provide the Company with project opportunities from their established customer bases.

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

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the nine months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 2002.

Change in Accounting Treatment

Beginning in April 2002, the Company began to account for certain billings for operations and maintenance costs and utilities costs differently than it had prior to that time. The Company has elected to reclassify those billings to its customers as revenue and to expense costs incurred for those services as costs of services. Prior to April 2002, it had been the Company's policy to net these revenues and costs with the resultant amount, if any, included as revenue or expense as the case may be. The Company believes that this method of recognizing revenue and expense more accurately reflects the operations of the business. As a result of this prior year reclassification, the Statements of Operations for the nine and three months ended March 31, 2002 have been restated. For the nine months ended March 31, 2002, revenues and costs of services have been increased by $3,149,735 (which includes approximately $372,000 for operations and maintenance costs and approximately $2,778,000 for utilities costs) to give effect to this change. For the three months ended March 31, 2002, revenues and costs of services have been increased by $1,109,942 (which includes approximately $136,000 for operations and maintenance costs and approximately $974,000 for utilities costs) to give effect to this change. The net losses reported for the nine and three months ended March 31, 2002 have not been affected by this change.

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

Per Share of Common Stock

Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the periods ended March 31, 2003 and 2002, the diluted loss per share computation was anti-dilutive; therefore, the amount reported for basic and diluted loss per share is the same.

NOTE B - NOTES PAYABLE

The Company has financed the majority of its power plant equipment projects with the leasing subsidiary of a major bank. Under the terms of these transactions, assets with a cost of approximately $5,550,000 were financed under three separate "true leases". As such, the lessor owns the assets for tax purposes and is entitled to claim the tax benefits. The leases are net leases as all of the costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. Under each of these transactions, the Company can elect to purchase the assets from the lessor at the end of a fixed term. These terms range from 59 to 89 months as of March 31, 2003. The purchase option prices range from 20% to 32.7% of the original cost of the equipment. The weighted average interest rate implicit in the leases is 5.98% per annum. The Company has accounted for its repayment obligations under these transactions as capital lease obligations. The assets are included in Leased Equipment and Net investment in finance leases and the capital lease obligation is included in Long-term obligations on the Condensed Consolidated Balance Sheet of the Company.

The LLC has signed three interim promissory notes that are in effect as of March 31, 2003. The notes have been signed with the aforementioned leasing subsidiary of a major bank and the notes total $988,542. These promissory notes have been used to finance equipment previously purchased from a customer along with certain improvements being made to the facility where this equipment is located. The promissory notes provide for monthly payments of interest only. The interest rate is computed at the bank's prime rate. The LLC has received net proceeds of $907,716 from the issuance of these notes. This amounts to approximately 92% of the face value of the notes and the cost of the assets that were acquired. The difference of $80,826 has been retained by the Bank as additional collateral. The Company expects that this retained amount will be released at the time that permanent financing occurs. This retained amount is shown as part of Accounts receivable in the current assets section of the Company's balance sheet.

The Company has borrowed $810,500 for working capital purposes from Armstrong. This loan is evidenced by a note that mature on June 30, 2003 and bear interest at prime plus 2%.

The Company has a loan from a bank with a principal balance of $314,939 as of March 31, 2003. This loan is being used to finance an optimization project. The loan bears interest at a rate of 5.75% per year. Monthly payments of $12,798 are due under this loan. There are 26 monthly payments remaining.

NOTE C - LIQUIDITY

Since its inception in April 1998, the Company has incurred aggregate net losses of $7,975,137. At March 31, 2003, the Company has a working capital deficiency of approximately $4,422,000. But $3,674,000 (approximately 54% of the Company's current liabilities) of this deficit is attributable and due to related parties that are also significant investors in the Company's stock. In addition to the $3,674,000 of related party debt, $988,542 of interim construction notes are technically classified as current liabilities. But, the Company has commitments from a lender to convert these notes into long-term obligations later in fiscal 2003. This is expected to occur by June 30, 2003.

For the last 21 months, the Company has relied on equity distributions from the LLC to finance its operations and sales development activities. As permanent financing is obtained for the LLC's projects, these equity distributions are not expected to be available to the Company.

The Company has sufficient cash in which to operate for the balance of the current fiscal year. But, thereafter, in order to finance its daily operations and future projects in which the Company intends to invest, the Company will need to look elsewhere for these needs. In April, the Company entered into discussions with Armstrong and other potential equity sources to provide working capital and additional equity capital to the Company. The Company expects to further these discussions, which may or may not lead to a definitive agreement. Any definitive agreement is contemplated to provide working capital commitments and equity commitments to invest in projects which will generate cash flow to support the Company's operations.

One of the Company's strategies has been to acquire thermal and electrical (co-generation) plants. In connection therewith, the Company made a $250,000 deposit on a facility that the Company had agreed to purchase in August, 2002 for approximately $8.7 Million. However, in November, 2002, the Company's equity partner in the transaction declined to participate when the purchase was about to close. The Company initially attempted to secure other equity partners and believed as of December 31, 2002 that an equity investor had been located. However, subsequent to December 31, 2002, those efforts proved to be unsuccessful. As a result, the seller has located another purchaser that is attempting to purchase this facility. If another party is successful in purchasing this asset, the Company could lose the $250,000 deposit. However, it is still possible that the Company may find an equity investor and obtain this facility, as the Company is actively seeking new equity investors and the seller has expressed significant interest in finalizing this transaction with the Company in the event that the necessary financing is obtained. The Company's attorneys have indicated that should the deposit be lost, they believe the Company would succeed in recovering such amounts, including legal fees and damages, from the initial equity investor. Management believes the original equity investor to have the financial wherewithal to pay any such award. Accordingly, the Company has not provided any valuation allowance against this deposit as of March 31, 2003. However, any changes in the conditions described above could result in the need for such a provision in the future. The deposit is included in Deposits and deferred costs net of amortization in the accompanying Condensed Consolidated Balance Sheet.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is expending its best efforts to consummate the raising of equity capital. But there can be no assurance that it will be successful in doing so. The aforementioned future cash flow needs, losses and working capital deficit raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - THE EFFECT OF STOCK OPTIONS ON EARNINGS PER SHARE

Employee stock options to purchase 1,227,600 and 1,177,600 shares of common stock were outstanding as of March 31, 2003 and 2002, respectively. Such stock options could potentially dilute basic EPS in the future, but, were excluded from the computation of diluted earnings per share due to being anti-dilutive.

The Company has elected to account for stock-based compensation using the value method under Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was included in the determination of net loss for the nine months ended March 31, 2003 and 2002. Had compensation expense for the Company's stock options been recognized based on the fair value at the grant dates for awards under the stock option plan as defined in Statement of Financial Accounting Standards No, 123, "Accounting for Stock-Based Compensation", the

Company's net loss and net loss per share would have been as indicated in the following:

                                      Nine Months Ended March 31,
                                      ----------------------------
                                          2003            2002
                                      ------------    ------------
Net loss - as reported                $   (413,062)   $   (682,633)
Net loss - pro forma                  $   (476,459)   $   (715,750)
Net loss per share - as reported:
   Basic and diluted                  $      (0.06)   $      (0.10)
Net loss per share - pro forma:
   Basic and diluted                  $      (0.07)   $      (0.10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

During the nine and three months ended March 31, 2003, the Company incurred net losses of $413,062 and $132,456, respectively, compared to net losses of $682,633 and $185,630 for the corresponding prior year periods in 2002.

Revenues and Costs of Services: Revenues in the nine and three months ended March 31, 2003 increased approximately $6,154,000 and $2,424,000, respectively over the same period last year. Costs of services in the nine and three months ended March 31, 2003 increased approximately $5,558,000 and $2,183,000, respectively over the same period last year. The net result is that the Company's gross profit increased from $502,000 to $1,097,000 for the nine month period while the three month gross profit increased from $191,000 to $431,000. These increases are due to the Company adding two more significant energy monetization contracts. One was added in October 2001 and the other was added in April 2002.

Payroll and employee benefits expense: Payroll and employee benefit expenses declined approximately $21,000 or 4.3% for the nine months ended March 31, 2003 compared to the corresponding period of the prior fiscal year. For the three months ended March 31, 2003, payroll and employee benefits declined by approximately $31,000. In addition to a slight reduction in salary expense, the Company's increased use of leased employees in the current period resulted in lower payroll tax expense.

General and administrative expenses: This category decreased approximately $121,000 during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. Virtually every category of expense declined during the nine month period. Major decreases included a decrease in professional fees of approximately $83,000, a decrease in the provision for doubtful accounts of approximately $62,000, a reduction in rent expense of approximately $18,000 and a reduction in travel and related expense of $12,000. Insurance costs increased by approximately $58,000.

In the three months ended March 31, 2003 general and administrative expenses increased by approximately $52,000 compared to the corresponding period in 2002 due primarily to increased insurance and employee business and travel expenses.

Depreciation expense: Depreciation increased $84,500 and approximately $29,000 during the nine and three months ended March 31, 2003 compared to the same periods in 2002. The Company's depreciable equipment increased from approximately $2,300,000 at March 31, 2002 to $4,589,000 as of March 31, 2003.

Loss on Disposition of Assets: During the nine months ended March 31, 2003, the Company recorded losses of approximately $40,000 from the dispositions of certain leased equipment assets. No such losses occurred in the prior fiscal period.

Interest Income: Interest income decreased approximately $9,600 in the nine months period ended March 31, 2003 over the corresponding prior year period and decreased approximately $1,200 in the three months ended March 31, 2003 vs. the corresponding 2002 period. Both declines were the result of lower average balances available for investment and lower interest rates on invested funds.

Interest Expense: Interest expense for the nine months ended March 31, 2003 increased approximately $184,000 compared to the nine months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 increased approximately $50,000 compared to the three months ended March 31, 2002. Both increases were a result of increased borrowings. The Company's outstanding debt increased from approximately $4.7 Million as of March 31, 2002 to $7.2 Million as of March 31, 2003.

Liquidity and Capital Resources

The Company has a working capital deficiency of approximately $4.3 Million. $3.7 Million of that deficiency is attributable and due Armstrong and ASI. In addition, $988,542 of interim construction notes are technically classified as current liabilities. But, these construction notes are not going to be called by the bank within the next year. Rather, the Company has received a commitment for and is negotiating the terms of a long-term lease with the leasing subsidiary of that bank to finance the full amount of these interim construction loans and it will use the proceeds from this financing to repay certain obligations to ASI for construction work it has performed on behalf of the LLC.

Since its inception five years ago, the Company has incurred aggregate net losses of approximately $7,975,000. Approximately $6,610,000, or 83% of these losses occurred during the first 39 months of the Company's operations from April 1998 through June 2001, an average of approximately $169,000 per month. During the last 21 months, approximately $1,365,000 of additional losses have been incurred, an average of approximately $65,000 per month.

While the Company, in large part, has shown the ability to control costs over the last 21 months, the Company has suffered from the lack of a viable financial equity partner. Instead, the Company has been forced to rely in large part on distributions and advances from the LLC to finance its operations and sales development activities during the last 18 months. Prior to that time, Armstrong had financed much of the Company's activity.

The Company has sufficient cash in which to operate for the balance of the current fiscal year. But, thereafter, in order to finance its daily operations and future projects in which the Company intends to invest, the Company will no longer be able to rely on the LLC for these needs. In April, the Company entered into discussions with Armstrong and other potential equity sources to provide working capital and additional equity capital to the Company. The Company expects to further these discussions which may or may not lead to a definitive agreement. Any definitive agreement is contemplated to provide working capital commitments and equity commitments to invest in co-generation projects which will generate cash flow to support the Company's operations.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, deposits, concentrations of customers and the underlying credit risk and deferred taxes. Other than the addition of the deposit as discussed in Note C, there have been no material changes to the Company's critical accounting policies that impact the Company's financial condition or results of operations for the quarter ended March 31, 2003.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Adoption is required for fiscal years beginning after December 15, 2001. The adoption of this SFAS did not have an effect on the financial statements.

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

ITEM 2.  Changes in Securities

During the period from January 1, 2003 through March 31, 2003, there were no changes in the Company's outstanding securities.

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:

          99.1 Written Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          99.2 Written Statement of the Controller pursuant to 18 U.S.C. Section 1350

     b.  Reports on Form 8-K:

            None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            Americas Power Partners, Inc.


May 13, 2003                                By:     /s/ Mark A. Margason
                                               ---------------------------------
                                                      Mark A. Margason
                                                   Chief Executive Officer


May 13, 2003                                By:      /s/ Jerome P. Frett
                                               ---------------------------------
                                                       Jerome P. Frett
                                                         Controller

                                 CERTIFICATIONS

I, Mark A. Margason, Chief Executive Officer of Americas Power Partners, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Americas Power Partners, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of quarterly report (the "Evaluation Date"); and
           c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Board of Directors:
           a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls and
           b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003
                                                   /s/ Mark A. Margason
                                            ------------------------------------
                                                     Mark A. Margason
                                                  Chief Executive Officer

I, Jerome P. Frett, Controller of Americas Power Partners, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Americas Power Partners, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of quarterly report (the "Evaluation Date"); and
           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Board of Directors:
           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls and
           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003
                                                   /s/ Jerome P. Frett
                                            ------------------------------------
                                                     Jerome P. Frett
                                                       Controller

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------
99.1        Written Statement of the Chief Executive Officer Pursuant to 18
            U.S.C. Section 1350
99.2        Written Statement of the Controller Pursuant to 18 U.S.C. Section
            1350