Form 10KSB
period 2003-06-30
AMERICAS POWER PARTNERS INC
filed 2004-06-25
CIK 1072568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24989

AMERICAS POWER PARTNERS, INC.

(Name of small business issuer in its charter)

Colorado	36-4288975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

710 North York Road, Hinsdale, Illinois	60521
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630/325-9101

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $ 205,900

As of June 14, 2004, the registrant had 7,238,100 shares of its Common Stock, no par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $79,619.

Part I

Disclosure Regarding Forward-Looking Statements

This Annual Report includes historical information as well as statements regarding the Company’s future expectations. Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Annual Report have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, but such forward looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Americas Power Partners, Inc. (the “Company” or “APP”) was incorporated in April 1998. APP is in the business of developing, owning and arranging for the management of assets that produce energy for sale to industrial, commercial and government customers. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services with its clients.

The Company has the capacity to serve domestic and international clients from its headquarters in Hinsdale, Illinois and regional offices in Renfrew, Pennsylvania, and Stuart, Florida. In addition, the Company has the ability to provide services to its customers through four US service offices and 300 global distributorships of its strategic partner, Armstrong International, Inc. (“Armstrong”). Armstrong is a company with a 100-year history as a supplier of steam equipment and services to the power industry. Armstrong’s distributors and representatives are in frequent contact with virtually every North America steam user as providers of product and technical solutions to steam distribution issues. Armstrong has invested significantly in APP and has expanded the role of its distributors and representatives to lead generation and development of energy services contracts.

The Company employs and partners with on-site utility specialists whose skills include the design and operation of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control. One such specialist used by the Company is Armstrong Services Inc. (“ASI”), a wholly owned subsidiary of Armstrong.

APP offers three distinct products that target the energy requirements of the industrial, institutional and commercial market:

•	Cogeneration Projects

•	Utility Optimization

•	Utility Monetization

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

APP achieves energy savings with a variety of approaches, but seeks to combine heat and power generation in each case, in order to capture fuel energy that is wasted in conventional central generation of electricity only. APP’s approach is not limited to any specific fuel or technology, but is instead based on the needs of the individual customer, and the need to reduce fossil fuel consumption and related costs.

Cogeneration

The Company plans on expanding its utility monetization relationships by acquiring, owning, operating and maintaining inside-the-fence cogeneration power plants to improve electricity reliability and availability.

The Company believes that the restructuring of the electric utility industry will open significant new opportunities to companies like APP in the development of cogeneration projects that free customers from the need to rely on local utilities, as well as provide the customer the advantages of reliability and cost savings that result from having captive, on-site, distributed generation facilities. In addition, the Company plans to capitalize on the efficiency benefits that current cogeneration technology provides relative to conventional power plants, which generally operate at 25% to 50% less efficiency. The Company plans to focus its cogeneration project development in the “middle market” by developing projects of less than 100 MW rated capacity, in comparison to the typical range of 500 MW to 1,000 MW for their large competitors.

APP also expects to acquire, develop, own and operate dedicated cogeneration plants at various locations throughout the United States. These projects, anticipated to range from approximately 5 MW to 100 MW, may be dedicated to selling all of the electrical and thermal output to a single end-user, selling all of the output to one or more wholesale marketing organizations, or a combination thereof. In all cases, at least initially, the Company plans to avoid the risks associated with merchant power plants, which sell their output on a spot basis without contracts, by entering into 12 to 25 year term contracts.

Utility Optimization

The utility optimization program is designed for customers who prefer to continue owning and operating their own steam, electric, air, water and condensate return utility systems. In these cases, the Company provides intellectual capital and financial resources to upgrade the systems. The Company relies on ASI personnel where appropriate to supervise the installation of improvements and to provide maintenance. The Company earns a return on its investment through utility optimization and services agreements, which provide for the following:

•	A thorough review of a client’s entire energy usage system to identify specific projects that will improve the utility system.

•	An agreement for a maintenance contract.

•	The purchase of asset additions and improvements necessary to achieve the identified energy savings.

•	A net positive cash flow from reduced utility operating budgets and avoidance of any up front capital outlays.

•	An analysis and implementation of additional system improvements.

Utility Monetization

Under the Utility Monetization program, the Company purchases the client’s existing power plant assets and incorporates improvements in the utility and distribution system and assumes ownership and operation of the plant. The Company enters into long-term agreements to sell steam, electricity, compressed air, water and wastewater treatment to the facility.

This program provides the following benefits to the customer:

•	The Company purchases the existing power plant equipment, invests in efficiency and reliability enhancements and operates and maintains the entire utility system.

•	The Company pays for needed fuel, electricity, water, and wastewater, which produce final energy products on site.

•	The Company takes responsibility for those risks it can control including conversion efficiency, labor productivity, reliability, and steam and power quality. The customer remains at risk for inflation and changes in purchased commodity prices, but will generally need less purchased commodities per unit of production or other benchmark, due to the Company’s efficiency improvements. The Company is compensated for all energy and utility costs.

MARKET AND INDUSTRY

The U.S. market currently spends over $200 billion on electricity and produces an amount of thermal energy valued at approximately $170 billion annually. Consumers for the most part still separately convert purchased energy to steam, chilled water and compressed air, and employ personnel and capital resources to distribute steam, chilled water, electricity and compressed air throughout their facilities. U.S. spending for the full utility process, from fuel and commodity procurement to provision of comfort and process energy, exceeds $500 billion per year.

In the early days of electricity development, governments believed that the generation of electricity was a natural monopoly, and to induce rapid deployment of electric power, awarded exclusive franchises for each territory. By 1977, 96% of U.S. electric power was produced by one of the approximately 2,800 monopoly electric company plants. In 1978, Congress passed the Public Utility Regulatory Policies Act (“PURPA”), enabling non-monopoly generation by Independent Power Producers. Subsequent federal legislation further weakened the monopoly protection afforded electric utilities and, on March 1, 1998, Massachusetts became the first state to open its entire electric market to competition. California followed on March 30, 1998, and by June 30, 2000, over half of the states had legislatively or administratively eased restrictions to competition in electric power generation.

The earliest electric generation plants converted only about 8% of the fuel energy to electric power (a term referred to as “efficiency”). Over time, efficiencies rose to approximately 33% in the standard single cycle fossil fueled plants, with 67% of the energy in the fuel wasted at these generating plants. By the 1970s, industry participants had developed combined cycle heat and power plants which achieve efficiencies of 65% to 97% by generating power near thermal users and then providing normally wasted heat to those users. These highly efficient cogeneration power plants operate with a “heat rate” as low as 7,000 to 8,000 BTUs which is more than twice as efficient as the old gas fired plants and results in the more efficient cogeneration plants being able to sell their output when the less efficient plants may be shut down when demand is low. The Company believes that historic monopoly protection of generation and distribution, and the resulting barriers to efficient generation, will continue to be eased, making on-site combined heat and power generation more financially attractive, leading in turn to significant shifts from central to distributed generation.

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

The Company believes that it is economically feasible to generate 50 to 60% of all U.S. power at combined heat and power plants located at or near large thermal users’ sites. However, the conversion of existing thermal only power plants to more efficient and cleaner combined heat and power plants is complex and capital intensive. Global competition has forced most firms and institutions to focus on their core activities rather than expending resources on thermal and electric generation and distribution, leading to some outsourcing of these activities. This creates, in the Company’s view, an opportunity to develop combined heat and power plants and optimize the combined generation and distribution of energy products within its customer’s facilities.

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

STRATEGIC ALLIANCES

As previously mentioned, the Company has a strategic alliance with ASI, a subsidiary of Armstrong. Armstrong personnel have extensive experience in steam distribution, energy management, project management and construction of on-site utility plants. Armstrong has certified boiler specialists with experience in process and design engineering, power generation/boiler design and cogeneration.

ASI provides the Company with business development support through Armstrong’s worldwide network of direct sales and independent representatives. Upon completion of a transaction, ASI typically coordinates and/or implements all of the site projects, along with providing operations, maintenance and sustaining engineering for the Company’s customers. In 2000, the Company formed a strategic alliance with Armstrong-Americas I, LLC (the “LLC”). This alliance is a joint venture with ASI to provide asset monetization for a large predominately U.S. commercial food processor.

COMPETITION

In the past decade, many companies have formed corporate divisions to manage their plants’ utility and energy systems and purchasing requirements, in order to better control energy requirements and cost. For the immediate future, the Company’s principal competition will continue to be the in-house operation of the utility plant with most electricity purchased from the grid. More recently, some companies are beginning to outsource portions or all of these responsibilities to third parties like APP. The Company believes that effective energy management involves expertise not only in energy supply and production, but also in its distribution within the end user facility. The Company believes that many potential competitors have an interest only in supplying the electricity, fuel or water required by a plant and that some may assist with energy generation and production, but most stop short of distribution skills. APP believes that, as a result of its alliance with ASI and the LLC, the Company is in a unique position and may benefit from its understanding of energy distribution within a process plant. Competitors most likely will refine their strategies and grow, and other firms will enter the market, offering competitive services. Currently, several of the Company’s competitors have higher market profiles and significantly greater financial resources than the Company.

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

Furthermore, the easing of monopoly protection will continue to subject electric utility managements to possible loss of market share, and may, in the Company’s opinion, encourage these utilities to enter the energy services market, especially in other utility territories.

PROPRIETARY RIGHTS

The Company has no patents, trademarks, licenses or royalty agreements. The Company relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company’s trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

RAW MATERIALS AND SUPPLIERS

In providing its optimization and monetization services, the Company is not directly dependent upon raw materials or supplies, specifically electric, gas, steam or water energy sources. However, changes in the supply and pricing of these commodities, if significant enough, could have an impact on the Company’s operations. Customer reliance on sole or limited sourcing for some commodities does present risk that adequate alternative supplies or timely deliveries could potentially interfere with the collection of revenues for which the Company is under contract.

HUMAN RESOURCES

The Company has four employees situated in offices in Hinsdale, Illinois, Renfrew, Pennsylvania, and Stuart, Florida. None of the Company’s employees are covered by collective bargaining agreements. The Company’s future success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.

The Company’s President and Chief Operating Officer and its Chairman and Chief Executive Officer each worked in those capacities under separate leased employee agreements that were effective as of July 2001 and October 2001, respectively. The Company utilized the services of the President/COO under a leased employee agreement with Armstrong. The Company utilized the services of the Chairman/CEO under a leased employee agreement with a company that is an investor in the Company and is partially owned by one of the Company’s directors.

ENVIRONMENTAL COMPLIANCE

Under the terms of the Company’s contracts with clients, responsibility for environmental matters relating to purchased assets is retained by the clients for a stipulated period of time. Accordingly, there were no environmental matters that would have a material effect on the financial statements as of June 30, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

In the Hinsdale, IL location, the Company leases approximately 600 square feet of office space under a month-to-month lease arrangement. The lessor of this building is a firm partially owned by one of the Company’s directors.

There are no formal lease arrangements in connection with the Company’s offices in Renfrew, Pennsylvania or Stuart, Florida. The Company believes that all of the facilities are adequate to meet its needs for the foreseeable future, and that suitable replacement space is readily available.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock commenced trading on the over-the-counter Bulletin Board market under the symbol “APPN” on January 24, 2000.

QUARTERLY COMMON STOCK PRICE RANGES

Fiscal Quarter	High	Low
Year ended June 30, 2003:
1st (July 1 - Sept 30)	Not eligible to trade
2nd (Oct.1 - Dec. 31)	Not eligible to trade
3rd (Jan.1 - Mar. 31)	Not eligible to trade
4th (Apr.1 - Jun. 30)	$0.05	$0.00

Year ended June 30, 2002:
1st (July 1 - Sept 30)	$0.75	$0.12
2nd (Oct.1 - Dec. 31)	$0.22	$0.03
3rd (Jan.1 - Mar. 31)	$0.42	$0.03
4th (Apr.1 - Jun. 30)	$0.40	$0.06

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 2003, the number of registered holders of record of the Common Stock of the Company was 153.

The Company has not paid cash dividends on its Common Stock in the past and anticipates that, for the foreseeable future, all earnings, if any, will be retained to finance growth and to meet working capital requirements.

There was no common stock issued or redeemed during the year ended June 30, 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, which appear elsewhere in this annual report.

Results of Operations.

For the year ended June 30, 2003 the Company earned revenue of $205,900 compared to $358,908 during the prior year. The decrease was due to two of the Company’s agreements with its customers being terminated during the year ended June 30, 2003. Costs of services also declined from $110,468 to $53,040.

During the year ended June 30, 2003, the Company incurred a net loss of $901,680 compared to a net loss of $952,139 during the year ended June 30, 2002.

The following is a discussion of the reasons for significant variances in the Company’s expenses and other items over the last two fiscal periods:

Payroll and employee benefits:

This category of the Company’s expenses decreased 5% or approximately $31,000 compared to the year ended June 30, 2002 due to reductions in corporate salaries. The Company’s current employees consist of its President and COO, its Chairman and CEO (both of whom are leased employees), its Controller and its Project Developer. No significant changes in the number of employees are expected in the near future.

Professional fees:

Professional fees decreased approximately $45,000 from fiscal 2002 to 2003. Legal and accounting fees were reduced by approximately $15,000. In addition, $45,000 was paid to an investment banking firm in fiscal 2002. No investment banking expenses were incurred in fiscal 2003.

Depreciation and amortization:

Depreciation and amortization decreased by approximately $2,000 due to a decrease in the Company’s fixed assets.

Provision for doubtful accounts:

In fiscal 2002, the Company provided a total provision for doubtful accounts of $252,837. Of this amount, approximately $245,000 represented most of the Company’s net investment in a project for a customer that filed for bankruptcy in August 2002. In fiscal 2003, the Company provided for another $9,000 to fully reserve for 100% of its investment. During the fourth quarter of 2003, ASI agreed to absorb one-half or $127,000 of the overall loss relating to this investment. As a result, the Company reduced its bad debt reserve and the corresponding provision for doubtful accounts by $127,000. Thus, for the year ended June 30, 2003, the Company is showing a credit to expense of approximately $118,000.

General and administrative:

General and administrative expenses declined overall by about $14,000 or approximately 7.9% during fiscal 2003 compared to 2002. Declining categories included expenses such as employee travel, office, rent and telephone. Such declines amounted to approximately $34,000. Other costs such as insurance and leased equipment expenses increased approximately $20,000.

Net loss on asset dispositions:

During fiscal 2003 the Company wrote off its investment in certain assets and settled certain capital lease obligations related thereto. As a result, the Company recorded a total loss of approximately $123,000 from the write off of these assets and leases. The Company recorded no such write offs in fiscal 2002.

Interest Expense:

Interest expense decreased from approximately $107,000 in 2002 to approximately $105,000 in 2003. Average debt balances were almost equal during the last two fiscal years.

Net earnings in unconsolidated limited liability company:

The net earnings attributable to the Company’s 50% interest investment in the LLC are included in its Consolidated Statements of Operations.

In April 2002 the LLC entered into a Utilities Requirement Agreement (the “URA”) with its largest customer. Under the terms of that Agreement, among other things, the LLC agreed to purchase certain utility assets owned by the customer and to purchase and install certain Utility Conservation Measures (“UCM”) over the course of the following fiscal year. The total cost of the assets acquired and the UCM was approximately $2,500,000. It was believed that the installation of those UCM combined with the LLC’s operations and maintenance capabilities would result in the customer realizing annual savings that was initially targeted to be 5% less than the cost that the customer incurred in the previous fiscal year. But, as pre-condition for the customer agreeing to the URA, the LLC was required to guarantee those savings immediately upon signing the URA notwithstanding the fact that the vast majority of those savings could not be realized until such time as the UCM had been purchased and installed. Since the UCM were not completed and installed until May 2003, the LLC was not able to generate the level of savings required under the Agreement for the first fiscal period and therefore the LLC incurred a UCM savings obligation of $500,000. One-half of this amount ($250,000) is included as a deduction from net earnings from unconsolidated limited liability company in the Consolidated Statements of Operations for the year ended June 30, 2003. One half of this amount or $250,000 has been allocated to the other member of the LLC. Were it not for this cost, the amount of profit that the Company would have earned from this investment in the year ended June 30, 2003 would have been $286,837 compared to $230,241 in 2002.

Liquidity and Capital Resources:

Since its inception in April 1998, the Company has incurred an aggregate net loss of approximately $8,464,000 and at June 30, 2003, the Company has a working capital deficiency of approximately $2,052,000. Approximately $2,160,000 of the Company’s current liabilities is attributable and due to related parties (primarily Armstrong and ASI). Armstrong also owns virtually all of the Company’s preferred stock which amounts to an investment of approximately $4,657,000.

Over the last two years, the Company has made a conscious effort to reduce its costs. Nevertheless, to finance its administrative and sales development activities the Company has been forced to rely primarily on advances from Armstrong and the LLC of approximately $573,000 in 2002 and $610,000 in 2003. These advances are evidenced in the form of notes payable to Armstrong and to the LLC.

Armstrong has indicated that it will not continue to provide such financing for the Company and as permanent financing is obtained for the LLC’s existing projects, the availability of these equity distributions are likely to be significantly reduced. To compensate, the Company has been actively looking for alternative sources of additional equity capital. The Company has been discussing numerous alternatives with several possible sources. The Company intends to further these discussions in the coming months. These discussions may or may not lead to a definitive agreement for the Company to obtain the needed working capital to continue to support the Company’s administrative and sales development activities. While the Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners, there can be no assurance that it will do so.

Future projects are anticipated to require debt financings as well. Historically, the Company has not had difficulty finding debt financing for its projects as the cash flows relative to the loans have been adequate to induce lenders to finance the Company’s projects.

Controls and Procedures:

Under the supervision and with the participation of its management, including its chief executive officer and controller, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this annual report. Based upon that evaluation, the chief executive officer and controller have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: consolidation, revenue recognition, long-term fixed assets and direct finance leases, deferred costs, concentrations of customers and the underlying credit risk.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement, which is effective for interim quarters ending after December 15, 2002, amends Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company is continuing to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The enhanced disclosure provisions as defined by Statement No. 148 were effective for the fiscal quarter ending March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities. Its purpose is to improve financial reporting for variable interest entities, off-balance sheet structures that often have highly complex arrangements. The implementation date is the fourth quarter of calendar 2003. The Company has not yet determined what effect, if any, the implementation of this Interpretation will have on its financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF No. 01-8, “Determining Whether an Arrangement Contains a Lease.” This issue is effective for (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. The Company has not entered into or modified any of its existing arrangements after May 28, 2003. Accordingly, this Issue has no effect on the Company’s financial statements for the fiscal years ended June 30, 2003 and 2002.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements and the report of Blackman Kallick Bartelstein LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors consists of a total of seven members, whose term of office is the earlier of one-year or until their successor is elected. The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company:

Name	Age	Position
Mark A. Margason	47	Chairman of the Board of Directors and Chief Executive Officer
Gordon B. Mendelson	59	Chief Operating Officer, President, and Director
Theodore Bogard	48	Director
Don A. Etheredge	53	Director
James F. Purser	53	Director
Thomas W. Smith	45	Director
Ronald W. Cantwell	60	Director
Jerome P. Frett	53	Corporate Controller

Mark A. Margason was elected to serve as Chairman of the Board of Directors of Americas Power Partners, Inc. on April 19, 2001 and Chief Executive Officer of the Company on June 27, 2001. Mr. Margason previously resigned his position as Chief Executive Officer of the Company on September 12, 2000, but continued as a Director, which he has served as since the Company’s inception.

Previously, Mr. Margason was a Vice President at Citicorp North America from 1986 to 1991, and a Vice President at Mellon Bank N.A. from 1982 to 1986. He was employed at American National Bank and Trust Company of Chicago from 1979 to 1982. Mr. Margason currently is a Director of MPI Investment Management, Inc., MPI Venture Management, LLC, and AEI Environmental, Inc.

Gordon B. Mendelson was appointed to the board of directors on April 19, 2001 and was elected President and Chief Operating Officer on June 14, 2001. Previously he was Senior Vice President – Finance and Business Development of Armstrong Service, Inc. from 1999 to 2001 and, in this capacity, he consulted with the Company since January 2001. As an executive with LTV from 1995 to 1998, he lead a team responsible for developing green field manufacturing facilities in China and Trinidad, as well as being a member of the Iron Carbide Plant (Trinidad) Operating Board. From 1989 to 1995, he was director of worldwide independent power at Babcock & Wilcox Company, where his accomplishments included the purchase and development of several independent power projects totaling 150 MW. He began his professional career at Westinghouse Electric Corporation in 1966, where he worked in various managerial positions until 1988 and was responsible for total contract management of $2 billion of international fossil and nuclear turnkey power projects. Mr. Mendelson is a member of the Pennsylvania Bar Association.

Theodore Bogard has been a Director of the Company since its inception and was Vice President of Project Development of the Company until October 31, 2000. Currently, Mr. Bogard is President of F. Drake and Company, Inc., an independent consulting firm that specializes in cogeneration projects. From 1996 to 1999, he was an officer of a predecessor company to the Company and was responsible for power development in South America. Prior to 1996, he was involved in real estate development and various entrepreneurial endeavors.

Don A. Etheredge was elected a Director of the Company on June 27, 2001. Since 1989, he has consulted for major utility industry out-sourcers and has been actively engaged in assessing, developing and implementing solutions in both regulated and de-regulated utility markets. In 1996, Mr. Etheredge became founder and President/CEO of ExoLink Corporation, which provides transaction and business process services to trading companies operating in competitive energy markets. He sold ExoLink in January 2003. During his career, he has also provided information systems consulting services to small and medium sized businesses engaged in agri-business, oil and gas production, and public accounting.

James F. Purser was elected a Director of the Company on June 27, 2001. Since 1997, Mr. Purser has been an independent financial consultant and a partner with Tatum CFO Partners, LLP and Chief Financial Officer of Cross Continent Auto Retailers, Inc., a publicly traded automobile-retailing firm. Prior to that, Mr. Purser was with Atmos Energy Corporation, where he served in several capacities including Executive Vice President and Chief Financial Officer. From 1973 until 1986, Mr. Purser was employed by Southern Union Company, Inc. as Executive Vice President of Oil & Gas Operations.

Thomas W. Smith was employed as President of the Company from May 1999 to June 2001. He was elected to serve as a Director of the Company on September 13, 2000. Since January 2002, Mr. Smith has been a Vice President for Equity Office Properties. From June 2001 until January 2002, he was an independent consultant to companies in the energy field. From 1996 to 1998, Mr. Smith was a partner with Alternative Energy Consultants and from 1993 to 1995 he was Vice President of Business Development for Polsky Energy Corporation. Previous experience includes Vice President Sales and Marketing for U. S. Turbine, Vice President Sales and Marketing of International Power Technology, and Sales Manager of Westinghouse Electric Corporation.

Ronald W. Cantwell was elected as a Director of the Company in October 2002. Mr. Cantwell is a certified public accountant and a former tax partner at Ernst & Young. Since 1988, he has served as President of The Catalyst Group, Inc., an independent power company controlled by Brascan Corporation, a Canadian-based diversified holding company. He has also served as the Managing Member of Trilon Dominion Partners, LLC, a venture capital fund he established in 1995 with a subsidiary of Dominion Resources, one of America’s leading energy companies.

Jerome P. Frett, a certified public accountant, has served as Controller of the Company since June 2002. Prior to that time from 1995 until 2002, Mr. Frett performed financial consulting work and also served as the Controller and General Manager for Art Wire Works, LLC, a manufacturing company in Chicago, IL. From 1985 until 1995, Mr. Frett was a consultant to financially troubled companies and in 1988 he co-founded Stratford Partners, Inc. a firm that specializes in providing services to financially troubled companies. From 1976 until 1985, Mr. Frett was the Controller for North American Car Corporation, a railcar leasing company. He was employed as a senior auditor for Arthur Andersen & Co. from 1972 until 1976.

There are no family relationships between any of the directors or officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of the chief executive officer and each other executive officer whose total cash compensation exceeded $100,000 for any of the past two fiscal years:

			SUMMARY COMPENSATION TABLE
			Annual Compensation
Name and Principal Position		Year	Salary		Bonus	Other Compensation
Mark A. Margason Chairman & CEO	(1)	2003 2002	$ $	180,000 180,000	— —	— —

Gordon B. Mendelson COO and President	(2)	2003 2002	$ $	180,000 180,000	— —	— —

Tom F. Perles Chief Accounting Officer	(3)	2003 2002	$	— 110,000	— —	— —

(1)	Mark A. Margason was elected CEO of the Company on June 27, 2001. Mr. Margason previously resigned his position as CEO of the Company on September 11, 2000, but continued as a Director. Mr. Margason was compensated during this period under a three year Independent Contractor Agreement dated July 1, 1999, which provided for monthly compensation of $10,000 and an expense allowance of $3,000 per month. The Independent Contractor Agreement was terminated in November 2000. Effective July 1, 2001, Mr. Margason’s annual compensation was established at $180,000. On October 1, 2001, the Company entered into an agreement to lease Mr. Margason’s services from MPI Venture Management, Inc. for $16,875 per month. This includes a base salary of $15,000 per month and employee benefits of $1,875 per month.

(2)	Gordon B. Mendelson was elected president and COO on June 14, 2001, and received no compensation during the fiscal year ended June 30, 2001. Effective July 1, 2001, the Company entered into an agreement to lease Mr. Mendelson’s services from Armstrong International, Inc. for $16,875 per month. This includes a base salary of $15,000 per month and employee benefits of $1,875 per month.
(3)	Tom F. Perles was CFO of MPI Ventrue Management, LLC. He served as CFO of the Company under a leased employee arrangement until January 1, 2002. He then became an employee of the Company until termination on June 15, 2002. Mr. Perles had options to purchase common stock of the Company. Since Mr. Perles did not choose to exercise those options, they terminated of their own accord on September 15, 2002.

There were no individual grants of stock options made by the Company during the fiscal year ended June 30, 2003 to executive officers.

Compensation of Directors:

In October 2002, one of the outside directors received options to purchase 20,000 shares of the Company’s common stock. The option price was $0.50 for each share. AT the time of the grant, the Company’s common stock was not being traded and therefore the stock had no market value.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2003 regarding the beneficial ownership of the Company’s capital stock for (a) each person known by the Company to own beneficially five percent or more of its voting capital stock, and (b) each director and executive officer listed in the Summary Compensation Table (earning in excess of $100,000 annually). Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares. Unless otherwise indicated, the address of the beneficial owners is:

c/o Americas Power Partners, Inc., 710 North York Road, Hinsdale, Illinois 60521.

Name and Address of Beneficial Owner		Preferred Stock	Percent of Preferred Stock	Common Stock	Percent of Stock
Five Percent Stockholders:
Armstrong International, Inc. 2081 S. East Ocean Blvd. Stuart, FL 34996	(1)	4,931,230	77.2%	4,931,230	40.9%
Merrill Armstrong 2081 S. East Ocean Blvd. Stuart, FL 34996	(2)	970,183	15.2%	970,183	12.0%
Armstrong International, Inc. Employees Pension Plan 2081 S. East Ocean Blvd. Stuart, FL 34996	(3)	333,807	5.2%	333,807	4.5%
David W. Pequet 710 North York Road Hinsdale, IL 60521	(4)	—	—	2,310,233	31.1%
MPI Venture Management, LLC 710 North York Road Hinsdale, IL 60521	(5)	—	—	1,899,737	25.5%
Officers and Directors:
Theodore Bogard		—	—	808,269	11.3%
Mark Margason	(6)	—	—	2,310,235	31.1%
Gordon Mendelson	(7)	—	—	602,000	7.8%
Thomas Smith		—	—	900,000	12.6%
Don Etheredge	(8)	—	—	20,000	0.3%
James Purser	(8)	—	—	20,000	0.3%
Ronald Cantwell	(9)	—	—	70,000	1.0%
Officers and Directors as a group
(includes seven individuals) 710 North York Road Hinsdale, IL 60521	(10)			4,730,504	58.4%

(1)	The shares of Common Stock and percent thereof reported for Armstrong International, Inc. include 4,931,230 shares of Preferred Stock held by the corporation that are convertible into an equal number of shares of Common Stock.
(2)	The shares of Common Stock and percent thereof reported for Merrill Armstrong include 970,183 shares of Preferred Stock held by such person that are convertible into an equal number of shares of Common Stock.

(3)	The shares of Common Stock and percent thereof reported for Armstrong International, Inc. Employees Pension Plan include 333,807 shares of Preferred Stock held by that entity that are convertible into an equal number of shares of Common Stock.
(4)	Shares reported for David W. Pequet include 410,496 shares held by the Pequet Family Limited Partnership and 1,599,737 shares as well as options for an additional 300,000 shares in the name of MPI Venture Management LLC. The general partner of the Pequet Family Limited Partnership is David W. Pequet.
(5)	Messrs. Margason and Pequet are controlling members of MPI Venture Management, LLC. The shares reported include options for 300,000 shares of Common Stock.
(6)	Shares reported for Mark A. Margason include 410,498 shares held by the Margason Family Limited Partnership and 1,599,737 shares as well as options for an additional 300,000 shares in the name of MPI Venture Management LLC. The general partner of the Margason Family Limited Partnership is Mark A. Margason.
(7)	Shares reported for Gordon B. Mendelson include options for 600,000 shares of Common Stock.
(8)	Shares reported for Don Etheredge and James Purser include options for 40,000 shares (20,000 shares to each director) of Common Stock.
(9)	Shares reported for Ronald Cantwell include 50,000 shares and options to purchase 20,000 shares of common stock.
(10)	The shares of Common Stock and percent thereof reported for the officers and directors as a group include options for 960,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into certain transactions with major shareholders, directors and officers during the two most recent fiscal years, which are summarized in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-KSB.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16 of the Securities Exchange Act of 1934 (“Exchange Act”) requires directors, executive officers, and persons who own more than 10 percent of a registered class of equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of the Company’s Common Stock and other equity securities. Officers, directors, and greater than 10 percent shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, all directors, officers, and holders of more than 10 percent of Common Stock filed all reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year, except that the Company has been unable to confirm that certain of the current and former directors and officers have completed all filings required by Section 16A.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules.

The following documents are filed as part of this report:

Independent Auditors’ Report

Consolidated Balance Sheet – June 30, 2003

Consolidated Statements of Operations – For the Fiscal Years Ended June 30, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity – For the fiscal years ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows - For the Fiscal Years Ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K:

None

(c)	Exhibits.

Exhibit Number	Description

19.	Amended and Restated Limited Liability Company Operating Agreement dated as of March 15, 2004.

20.	Auditors’ Report, Financial Statements and related footnotes of its unconsolidated limited liability company, Armstrong-Americas I, LLC as of June 30, 2003 and for the years ended June 30, 2003 and 2002

21.	Subsidiaries of Issuer

23.	Consent of Independent Accountants

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 (filed herewith).

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 (filed herewith).

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on evaluations as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of these evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES:

CERTIFICATION OF CHIEF EXECUTIVE OFFICER:

I, Mark A. Margason, Chief Executive Officer of Americas Power Partners, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Americas Power Partners, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the consolidated statements made, in light of the circumstances under which such consolidated statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the consolidated financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of annual report (the “Evaluation Date”); and

c.)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors:

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2004

/s/ Mark A. Margason
Mark A. Margason
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER:

I, Jerome P. Frett, Controller of Americas Power Partners, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Americas Power Partners, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the consolidated statements made, in light of the circumstances under which such consolidated statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the consolidated financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2004

/s/Jerome P. Frett
Jerome P. Frett
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title
/s/ Mark A. Margason Mark A. Margason Date: June 23, 2004	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Gordon B. Mendelson	Chief Operating Officer, President and Director
Gordon B. Mendelson
Date: June 23, 2004

/s/ Theodore Bogard	Director
Theodore Bogard
Date: June 23, 2004

/s/ Don A. Etheredge	Director
Don A. Etheredge
Date: June 23, 2004

/s/ James F. Purser	Director
James F. Purser

/s/ Thomas W. Smith	Director
Thomas W. Smith

/s/ Ronald W. Cantwell	Director
Ronald W. Cantwell
Date: June 23, 2004

/s/ Jerome P. Frett	Corporate Controller
Jerome P. Frett
Date: June 23, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Americas Power Partners, Inc.

Hinsdale, Illinois

We have audited the accompanying consolidated balance sheet of Americas Power Partners, Inc. as of June 30, 2003, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Power Partners, Inc. as of June 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note J to the consolidated financial statements, the company has incurred significant losses from operations and has a deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note J. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Blackman Kallick Bartelstein LLP

Chicago, Illinois

November 14, 2003, except for Note A “Restatement of Financial Statements”, Note L and Note E, as to which the dates are January 22, 2004, March 15, 2004 and March 18, 2004, respectively.

AMERICAS POWER PARTNERS, INC.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003

ASSETS
CURRENT ASSETS
Cash	$52,360
Accounts receivable:
Trade	32,060
Current portion of net investment in finance leases	148,892
Other receivables	272,736
Prepaid expenses and other current assets	30,771

TOTAL CURRENT ASSETS	536,819

FIXED ASSETS
Office equipment	96,624
Accumulated depreciation	(55,937)

TOTAL FIXED ASSETS	40,687

EQUITY INVESTMENT IN UNCONSOLIDATED LIMITED LIABILITY COMPANY	199,650

OTHER ASSETS
Net investment in finance leases less current portion	84,867
Deferred costs net of accumulated amortization	43,729

TOTAL OTHER ASSETS	128,596

TOTAL ASSETS	$905,752

See Accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$288,485
Due to related parties	628,723
Notes payable
Bank loan	140,883
Related parties	1,531,029

TOTAL CURRENT LIABILITIES	2,589,120

LONG-TERM OBLIGATION TO BANK	140,124

TOTAL LIABILITIES	2,729,244

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock, no par value, 10,000,000 shares authorized:
Series A: authorized - 2,725,000 shares Issued and outstanding - 2,709,519 shares	3,952,250
Series B: authorized - 3,000,000 shares Issued and outstanding - 3,000,000 shares	704,763
Common Stock, no par value, Authorized - 40,000,000 shares; Issued and outstanding - 7,138,100 shares	1,983,249
Accumulated deficit	(8,463,754)

TOTAL STOCKHOLDERS’ DEFICIT	(1,823,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$905,752

See Accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2003	2002
Revenues provided by services	$205,900	$358,908
Costs of services	53,040	110,468

Gross Profit	152,860	248,440

Costs and Expenses:
Payroll and employee benefits	632,556	663,839
Professional fees	145,259	190,274
Depreciation and amortization	42,189	44,351
(Recovery of) provision for doubtful accounts	(118,169)	252,837
General and administrative	161,741	175,666

Total Expenses	863,576	1,326,967

LOSS FROM OPERATIONS	(710,716)	(1,078,527)
Other items:
Net (loss) on asset dispositions	(122,935)	0
Interest income	64	2,852
Interest (expense)	(104,930)	(106,705)

TOTAL OTHER (EXPENSE) INCOME	(227,801)	(103,853)

LOSS BEFORE INCOME FROM LIMITED LIABILITY COMPANY	(938,517)	(1,182,380)
Income from limited liability company	36,837	230,241

NET LOSS	$(901,680)	$(952,139)

Net loss per share - basic and diluted	$(0.13)	$(0.13)
Weighted average number of common shares outstanding	7,138,100	7,138,100

See Accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

Years Ended June 30, 2003 and 2002

	Convertible Preferred Stock						Retained Earnings (Deficit)	Total Stockholders’ (Deficit) Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance July 1, 2001	2,709,519	$3,952,250	3,000,000	$704,763	7,138,100	$1,983,249	$(6,609,935)	$30,327

Net loss for year ended June 30, 2002							(952,139)	(952,139)

Balance June 30, 2002	2,709,519	$3,952,250	3,000,000	$704,763	7,138,100	$1,983,249	$(7,562,074)	$(921,812)

Net loss for year ended June 30, 2003							(901,680)	(901,680)

Balance June 30, 2003	2,709,519	$3,952,250	3,000,000	$704,763	7,138,100	$1,983,249	$(8,463,754)	$(1,823,492)

See Accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2002
Cash flow from operating activities:
Net loss	$(901,680)	$(952,139)
Adjustments to reconcile net loss to net cash (used in) generated from operations:
Provision for depreciation and amortization	42,189	44,351
(Recovery of) provision for doubtful accounts	(118,169)	252,837
Earnings from limited liability company net of distributions	213,163	(155,241)
Loss on sale/disposition of equipment	122,935	—
Decrease in accounts receivable	47,070	94,010
(Increase) decrease in prepaid expenses and deferred items	(259,132)	229,216
Increase (decrease) in accounts payable	17,839	(163,389)
Increase in accounts payable to related party	125,392	96,021
Increase in accrued interest to related party	110,529	—

Total adjustments	301,816	397,805

Net cash used in operations	(599,864)	(554,334)

Cash flow from investing activities:
Purchase of fixed assets	—	(1,065)
Payments from lessees under finance leases, net of amortization of unearned income	134,114	145,129

Net cash generated from investing activities	134,114	144,064

Cash flow from financing activities:
Proceeds from related party borrowing	610,000	573,000
Repayment of debt obligation to bank	(149,881)	(131,502)

Net cash generated from financing activities	460,119	441,498

Net (decrease) increase in cash	(5,631)	31,228
Cash at beginning of year	57,991	26,763

Cash at end of year	$52,360	$57,991

See Accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Americas Power Partners, Inc. (the “Company” or “APP”) was incorporated in April 1998. APP is in the business of developing, owning and arranging for the management of assets that produce energy for sale to industrial, commercial and government customers. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services with its clients.

The Company generally employs and partners with an on-site utility specialists whose skills include design, operation and financing of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control.

The Company forms strategic alliances with such specialists. The Company generates revenue from fees produced from structuring and financing these energy projects and from administrative fees earned during the term of these projects. All of the Company’s customers are in the United States.

The Company’s primary strategic alliances are currently with Armstrong International, Inc. (“Armstrong”) and its wholly-owned subsidiary, Armstrong Service Inc. (“ASI”). Armstrong is the holder of most of the Company’s Series A preferred stock and all of the Company’s Series B stock. In addition, Armstrong is a creditor of APP. ASI, a service-oriented business, is the Company’s partner in Armstrong-Americas I, LLC (the “LLC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned limited liability corporation, APP Optimization-I, LLC (“OPT”). OPT owns the Company’s interests in assets relating to a power plant system project. All material inter-company accounts and transactions are eliminated in consolidation. The Company has a 50% voting and membership interest in and it accounts for its interest in the LLC using the equity method of accounting. See Note L.

Investment in Limited Liability Company

The Company’s investment in the LLC increases by its share of the LLC’s earnings and decreases by its share of the LLC’s losses and distributions. The LLC was formed in September 2000 to provide asset monetization services for a large predominately U.S. commercial food processor.

Restatement of Financial Statements

The 2002 consolidated financial statements have been restated from those statements previously filed. In prior filings, the Company had included the accounts of the LLC and OPT. The accompanying consolidated financial statements contained in this filing do not include the accounts of the LLC. Instead of consolidating the LLC, the Company now accounts for the LLC using the equity method of accounting. Both the Company’s revenues and expenses for the year ended June 30, 2002 were decreased by $7,821,162 as a result of the restatement. There was no effect on the Company’s overall net loss as reported on the consolidated income statement for the year ended June 30, 2002 as a result of this restatement. In addition, there was a reclassification adjustment made between investment in finance leases and fixed assets to reflect a change in a lease classification. There was no other impact on the Company’s balance sheet or its statements of operation and changes in accumulated (deficit) equity as of June 30, 2002 and for the year then ended.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. Changes in such estimates may affect amounts reported in future periods.

Deferred Contract Costs

Initial direct costs associated with negotiating the Company’s contracts are capitalized and amortized over the life of the respective agreements.

Revenue Recognition

The Company evaluates the terms of its agreements with each of its customers individually to determine the applicable accounting treatment. Utilities and operations and maintenance revenue are recognized as they are earned. To the extent that these agreements provide for fixed minimum payments and terms, they are accounted for as leases. To the extent that an agreement provides for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13”), the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. The Company grants credit to all of its customers.

Fixed Assets

Office equipment is recorded at cost. Depreciation expense is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: computer equipment – five years and other office equipment – seven years.

Income Taxes

Income taxes are provided as needed for the net tax effect of transactions that have been recorded in the financial statements. They consist of any taxes currently due plus any deferred taxes not currently due but that would be due in the future. Deferred taxes arise from the differences between the book and tax basis of certain assets such as the Company’s bad debt reserve, fixed assets and deferred charges.

Per Share of Common Stock

Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. For the years ended June 30, 2003 and 2002, the diluted loss per share computation was anti-dilutive; therefore, the amount reported for basic and diluted loss per share is the same.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement, which is effective for interim quarters ending after December 15, 2002, amends Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company is continuing to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The enhanced disclosure provisions as defined by Statement No. 148 were effective for the fiscal quarter ending March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities. Its purpose is to improve financial reporting for variable interest entities, off-balance sheet structures that often have highly complex arrangements. The implementation date is the fourth quarter of calendar 2003. The Company has not yet determined what effect if any the implementation of this Interpretation will have on its financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF No. 01-8, “Determining Whether an Arrangement Contains a Lease.” This issue is effective for (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. The Company has not entered into or modified any of its existing arrangements after May 28, 2003. Accordingly, this Issue has no effect on the Company’s financial statements for the fiscal years ended June 30, 2003 and 2002.

NOTE B - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANY

The following summarizes the Company’s 50% ownership interest and investment in the LLC since July 1, 2001:

Beginning balance, July 1, 2001		$257,572
Company’s share of profits:
2002	$230,241
2003	36,837	267,078

Cash distributions:
2002	$75,000
2003	250,000	(325,000)

Net investment as of June 30, 2003		$199,650

For the years ended June 30, 2003 and 2002, the following is a summary of the LLC’s income statements:

	2003	2002
Revenue	$12,939,372	$7,821,163
Costs of services	$12,078,733	$6,914,676
Other costs, net	$786,964	$446,004
Net profit	$73,675	$460,483

The following summarizes the LLC’s balance sheet as of June 30, 2003:

Current assets	$1,359,511
Fixed assets	6,919,567
Other assets	2,179,956

Total assets	$10,459,034

Current liabilities	$5,574,213
Long-term liabilities	4,485,524
Members’ equity	399,297

Total liabilities and members’ equity	$10,459,034

NOTE C – NOTES PAYABLE

The Company is indebted to Armstrong as of June 30, 2003 in the amount of $921,029 and to the LLC in the amount of $610,000 plus accrued interest of $19,342. Both obligations accrue interest at the rate of prime plus 2% per annum. The Company recorded interest expense of $75,698 and $51,848 for the years ended June 30, 2003 and 2002, respectively.

The amount due Armstrong as of June 30, 2003 includes interest of $110,529 which amount was capitalized and added to the principal obligation pursuant to a debt restructuring which occurred in June 2003. Under the terms of the debt restructuring, the Company executed a Secured Promissory Note evidencing this obligation and an Omnibus Assignment of Intangible Interests, Documents and Properties (the “Assignment”) as security for the Armstrong indebtedness. Under the terms of the secured note, principal and interest on the note is payable on demand. As of the date of these financial statements, no such demand has been made. Under the terms of the Assignment, the Company has assigned all of its rights, title and interest in all of its personal property including its investment in the LLC.

The obligation to the LLC is evidenced by a series of eight notes. All such notes are payable on demand. As of the date of these financial statements, no such demand has been made of the Company.

The Company is also obligated to a bank for a loan in the principal amount of $281,007 as of June 30, 2003. The proceeds of that loan were used to finance the acquisition of an optimization project in 2000. In September 2002, the loan was re-negotiated resulting in a reduction in the interest rate from 10.5% to 5.75% per annum. The term of the loan remained the same. As of June 30, 2003, 23 monthly payments of $12,798 remained to be paid.

Annual maturities for the Company’s long-term debt for the next two fiscal years are as follows:

Year Ending June 30
2004	$140,883
2005	140,124

Total Long term debt	$281,007

NOTE D – LEASES

Equipment Leased to Others

The Company leases equipment to a customer under a monetization agreement. This agreement meets the criteria of a direct financing lease.

Future minimum lease payments receivable under this financing lease are as follows:

Year Ending June 30	Gross Receivable	Amortization of Unearned Income	Net Investment
2004	$164,964	$16,072	$148,892
2005	96,229	11,362	84,867

Total	$261,193	$27,434	$233,759

Lease Obligations

The Company has no capital lease obligations as of June 30, 2003. Rental expense under operating leases amounted to $9,600 for the year ended June 30, 2003 and $18,919 for the year ended June 30, 2002. Of these amounts $9,600 in 2003 and $12,818 in 2002 represented rent expense paid to a shareholder. See Note G for other related party transactions.

NOTE E –OTHER RECEIVABLES

In July 2002, the Company deposited $250,000 with a prospective seller of certain plant assets that the Company had agreed, pursuant to a Letter of Intent, to purchase. This deposit was made pursuant to an “Escrow Agreement” under which the seller could retain this deposit if the Company failed to consummate the purchase. In addition, APP incurred additional costs of $22,736 in connection with the same proposed purchase. In November 2002 the Company’s partner in this transaction who had committed to provide a guarantee to the lender, declined to participate in the transaction. That action precluded the Company from consummating the purchase of the assets. The seller then retrieved the deposit from the escrow account. In December 2003, the Company notified the ex-partner that the Company intended to file suit if the ex-partner did not reimburse the Company for this loss. Discussions ensued and on March 18, 2004, these discussions resulted in the Company recovering a total of $325,000 that included all of the aforementioned costs plus an additional $52,264 for related costs that the Company had already charged to its operations. The Company has included $272,736 in other accounts receivable on the Company’s balance sheet as of June 30, 2003.

NOTE F - INCOME TAXES

The deferred tax assets, net of valuation allowances, in the accompanying balance sheet includes the following components:

Deferred tax assets	$3,261,032
Valuation allowance	(3,261,032)

Net deferred tax assets	$—

The Company has loss carry-forwards totaling $8,223,705 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

Year Ending June 30
2019	$115,140
2020	2,302,299
2021	3,369,251
2022	1,051,926
2023	1,385,089

$8,223,705

Deferred tax assets are comprised primarily of net operating loss carry-forwards, the basis of fixed assets, provision for doubtful accounts and organization costs.

The income tax provision differs from the expense that would result from applying federal statutory rates to income (loss) before income taxes because the valuation allowance has been provided to reduce the deferred tax assets to the amount that is more likely than not to be realized.

NOTE G – RELATED PARTY TRANSACTIONS

Effective July 1, 2001, the Company entered into a Leased Employment Agreement with the Company’s preferred stock investor. The agreement provided for the investor to provide a full time individual to assume the role of President and Chief Operating Officer. In addition, with respect to the Chief Executive Officer, effective October 1, 2001, the Company entered into a second Leased Employment Agreement with a consulting firm that is partially owned by the Chief Executive Officer. The agreement provided for the firm to provide a full time individual to assume that role. This individual also fulfills the role of Chairman of the board of directors. The Company recorded $405,000 and $354,375 in expense under these two contracts during the years ended June 30, 2003 and 2002, respectively. These amounts are included in Payroll and employee benefits in the Consolidated Statements of Operations.

The Company has issued and outstanding 2,709,519 shares of its Series A Preferred stock to Armstrong, certain officers of Armstrong and a related entity of Armstrong. Under the agreement relating to the issuance of this preferred stock, the holders thereof can convert their preferred stock into common stock of the Company at any time at a conversion price that ensures that these preferred holders retain the same 21.55% common stock ownership interest upon the issuance of an additional $2.0 Million in common stock and/or equivalents, as existed at the time that the agreement was signed. Each share of Series A preferred stock will automatically convert into one share of common stock, if not previously converted, on the earlier to occur of January 31, 2005 or a change in control of the investor company.

The Company has issued and outstanding 3,000,000 shares of Series B preferred stock and the signing of the Series B Preferred Stock Purchase Agreement (the “Series B Agreement”) with Armstrong. The shares were issued in exchange for the forgiveness of sales development and financing costs (relating to loans and guarantees) aggregating $704,763. The terms of the Series B Agreement are similar to the aforementioned Series A Agreement, in that the Series B preferred stockholders retain their same (19.6%) Common Stock ownership interest upon the issuance of common shares and/or equivalents aggregating at least $5 million through February 28, 2002 as existed at the time the Series B Agreement was signed. The automatic conversion provision is effective, if not previously converted, on the earlier of June 28, 2006 or a change in control of the investor company.

Under the terms of the Company’s Articles of Incorporation, if enough Series A and/or Series B preferred shares were to be converted into common shares, the amount of common voting shares could be limited to only a 10% voting interest notwithstanding the fact that the holder(s) of those converted shares may actually own more than 10% of the outstanding shares.

In addition to the debt obligations referred to in Note C, the Company also owes Armstrong and ASI $628,723 as of June 30, 2003. This liability, which is included in current liabilities in the Company’s balance sheet, relate primarily to operations and maintenance services provided by ASI to the Company for a customer and certain general and administrative expenses including certain portions of the salary of the chief operating officer whose services are leased from Armstrong.

Beginning with the year ended June 30, 2003, the Company began charging the LLC an annual administrative fee of $36,000.

NOTE H – CUSTOMER CONCENTRATION

Sales to the Company’s largest customer amounted to 41% of total sales for the year ended June 30, 2003 and 44% of total sales for the year ended June 30, 2002.

NOTE I- STOCK OPTIONS

The Company has granted stock options primarily to certain key employees and board members in connection with an Equity Incentive Plan (“Plan”), which provides for the grant of incentive stock options, nonqualified stock options, restricted stock options and other stock awards. Under the Plan, the Company authorized options to purchase a maximum of 3,500,000 shares at prices not less than 100% of the fair market value of the Common Stock subject to option on the date of grant. The vesting terms range from immediate to three years. Options terminate ten years after date of grant or 90 days after leaving the Company, whichever is sooner. The following summarizes stock options activity during the years ended June 30, 2003 and 2002:

	2003	2002
Outstanding as of beginning of year	1,217,600	2,142,645
Granted during year	20,000	40,000
Exercised during the year	—	—
Cancelled during the year	(10,000)	(965,045)

Outstanding at end of year	1,227,600	1,217,600
Exercisable at end of year	1,142,600	1,043,400
Weighted average exercise price of options outstanding, beginning of year	$0.68	$0.82
Weighted average exercise price of options outstanding, end of year	$0.67	$0.68
Weighted average exercise price of options exercisable at end of year	$0.68	$0.70
Weighted average exercise price of options granted during the year	$0.50	$0.50
Weighted average exercise price of options cancelled during the year	$1.25	$0.98

The options outstanding and exercisable by price range as of June 30, 2003 were as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25	100,000	8.0 Yrs.	$0.25	100,000	$0.25
0.50	815,000	7.9 Yrs.	0.50	730,000	0.50
1.25	312,600	7.4 Yrs.	1.25	312,600	1.25

	1,227,600	7.7 Yrs.	$0.67	1,142,600	$0.68

In accordance with Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, compensation expense relative to stock issuances represents the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee or director must pay to acquire the stock. If compensation expense for the Company’s stock options issued in the fiscal year ended June 30, 2003 and 2002 had been determined based on the fair value method of accounting, as defined in SFAS 123, the Company’s net loss and net loss per share would have increased, as follows:

	2003	2002
Net loss—as reported	$(901,680)	$(952,139)
Add back of stock-based employee compensation costs, net of related tax effects, included in net income, as reported	—	—
Adjustment for stock-based employee compensation costs, net of related tax effects, that would have been included in determining net income if the fair value based method had been applied	(82,829)	(44,156)

Net loss – pro forma	$(984,509)	$(996,295)
Net loss per share – as reported:
Basic and diluted	$(0.13)	$(0.13)
Net loss per share – pro forma:
Basic and diluted	$(0.14)	$(0.14)

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes Option Pricing Method with the following assumptions:

2003
Expected dividend yields	0.00%
Expected stock price volatility	2.53%
Risk-free interest rates	4.09 –11.63%
Expected life of options	4 years

NOTE J – LIQUIDITY

Since its inception in April 1998, the Company has incurred aggregate net losses of approximately $8,464,000 and as of June 30, 2003, the Company has a working capital deficiency of approximately $2,052,000. However, all of its working capital deficiency is attributable and due to related parties (Armstrong and ASI).

Over the last two years, the Company has made a conscious effort to reduce its costs. Nevertheless, the Company was forced during fiscal 2002 to rely in part on advances evidenced in the form of notes payable to Armstrong to finance its administrative and sales development activities. In addition, for the last two years, the Company has relied on equity distributions and loans from the LLC to finance its administrative and sales development activities. As permanent financing is obtained for the LLC’s existing projects, the availability of these funds are likely to be significantly reduced. To compensate for the reduction in this area, the Company has been actively looking for alternative sources of additional equity capital and alternative lending arrangements. The Company has been discussing numerous alternatives with several possible sources. The Company intends to further these discussions in the coming months. These discussions may or may not lead to a definitive agreement for the Company to obtain the needed working capital to continue to support the Company’s administrative and sales development activities. While the Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners, there can be no assurance that it will do so.

Future projects are anticipated to require debt financings as well. Historically, the Company has not had difficulty finding debt financing for its projects as the cash flows relative to the loans have been adequate to induce lenders to finance the Company’s projects.

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

NOTE K – OTHER CASH FLOW INFORMATION

Cash payments for interest in the fiscal years ended June 30, 2003 and 2002 were $53,190 and $54,857, respectively.

NOTE L – SUBSEQUENT EVENT

A limited liability operating agreement that governs the rights, duties and obligations of the Company and the other member of the LLC was amended and restated as of and effective March 15, 2004. The primary effect of the amended agreement is to allow the Company to have a 51% majority voting interest in the LLC. Prior to March 15, 2004, the Company had a 50% voting interest. Accordingly, effective with the Company’s financial statements for the quarter ended March 31, 2004, the accounts of the LLC will be consolidated with the accounts of the Company.