Form 10QSB
period 2003-09-30
AMERICAS POWER PARTNERS INC
filed 2004-11-08
CIK 1072568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003

Commission file Number: 0-24989

AMERICAS POWER PARTNERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	36-4288975
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

710 North York Road, Hinsdale, IL	60521
(Address of Principal Executive Offices)	(Zip code)

(630) 325-9101

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, no par value – 7,238,100 shares as of June 11, 2004

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

PART I – FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes historical information as well as statements regarding the Company’s future expectations which may constitute “forwarding-looking statements” within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30 and June 30, 2003

	September 30, 2003	June 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,202	$52,360
Accounts receivable:
Trade	33,084	32,060
Related party AA1-LLC	15,123	—
Current portion of net investment in finance leases	153,228	148,892
Other receivables	272,736	272,736
Prepaid expenses and other current assets	32,322	30,771

TOTAL CURRENT ASSETS	518,695	536,819

FIXED ASSETS
Office equipment and leasehold improvements	96,624	96,624
Accumulated depreciation	(59,508)	(55,937)

TOTAL FIXED ASSETS	37,116	40,687

INVESTMENT IN UNCONSOLIDATED LIMITED LIABILITY COMPANY	240,545	199,650

OTHER ASSETS
Net investment in finance leases less current portion	44,755	84,867
Deposits and deferred costs net of amortization	18,076	43,729

TOTAL OTHER ASSETS	62,831	128,596

TOTAL ASSETS	$859,187	$905,752

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30 and June 30, 2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2003	June 30, 2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$290,255	$288,485
Due to related parties	729,212	628,723
Notes payable:
Related parties	1,656,029	1,531,029
Current maturities of long-term debt and capital leases	142,964	140,883

TOTAL CURRENT LIABILITIES	2,818,460	2,589,120

LONG-TERM OBLIGATION TO BANK	103,608	140,124

TOTAL LIABILITIES	2,922,068	2,729,244

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock, no par value, 10,000,000 shares authorized:
Series A: authorized - 2,725,000 shares
Issued and outstanding - 2,709,519 shares	3,952,250	3,952,250

Series B: authorized - 3,000,000 shares
Issued and outstanding - 3,000,000 shares	704,763	704,763

Common Stock, no par value,
Authorized - 40,000,000 shares;
Issued and outstanding - 7,238,100 shares	1,983,249	1,983,249

Accumulated deficit:
Balance at beginning of period	(8,463,754)	(7,562,074)
Net loss for the quarter ended September 30, 2003	(239,389)

Net loss for the year ended June 30, 2003		(901,680)

Balance at end of period	(8,703,143)	(8,463,754)

TOTAL STOCKHOLDERS’ DEFICIT	(2,062,881)	(1,823,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$859,187	$905,752

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenues provided by services	$21,315	$69,364
Costs of services	8,183	(7,081)

Gross Profit	13,132	76,445

Costs and Expenses:
Payroll and employee benefits	161,512	171,715
Professional fees	71,260	44,563
Insurance	20,639	14,716
Other general and administrative expenses	4,597	10,294
Recovery of doubtful accounts	—	(55,059)
Depreciation expense	5,905	10,627

Total Expenses	263,913	196,856

LOSS FROM OPERATIONS	(250,781)	(120,411)

Other items:
Loss on disposition of assets and other	—	(23,210)
Interest income	—	65
Interest (expense)	(29,503)	(17,525)

TOTAL OTHER EXPENSE	(29,503)	(40,670)

LOSS BEFORE MINORITY INTEREST	(280,284)	(161,081)

Add income from earnings of limited liability corporation	40,895	63,818

NET LOSS	$(239,389)	$(97,263)

Net loss per share - basic and diluted	$(0.03)	$(0.01)
Weighted average number of common shares outstanding	7,238,100	7,138,100

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended September 30,
	2003	2002
Cash flow from operating activities:
Net loss	$(239,389)	$(97,263)

Adjustments to reconcile net loss to net cash (used in) generated from operations:
Provision for depreciation and amortization	5,905	10,627
Provision for (recovery of) doubtful accounts	—	(55,059)
Loss on sale/disposition of equipment	—	23,210
Earnings from unconsolidated limited liability company net of equity distributions	(40,895)	86,182
(Increase) decrease in accounts receivable	(1,024)	39,810
Change in prepaid expenses and deferred items	21,768	18,175
Increase (decrease) in accounts payable and accrued expenses	1,770	(16,379)
Increase in accounts payable and accrued expenses to related party	85,366	229,389

Total adjustments	72,890	335,955

Net cash (used in) generated from operations	(166,499)	238,692

Cash flow from investing activities:
Deposit of purchase of assets	—	(250,000)
Payments from lessees under finance leases	35,776	49,215

Net cash generated from (used in) investing activities	35,776	(200,785)

Cash flow from financing activities:
Proceeds from related party borrowing	125,000	—
Repayment of debt obligation to bank	(34,435)	(51,063)

Net cash generated from (used in) financing activities	90,565	(51,063)

Net decrease in cash	(40,158)	(13,156)
Cash at beginning of period	52,360	57,991

Cash at end of period	$12,202	$44,835

See accompanying Notes to Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Americas Power Partners, Inc. (“APP” or “the Company”) was incorporated in April 1998. The Company is engaged in the business of developing, acquiring, owning and arranging for the management of the operation of energy systems under long-term contracts. The Company seeks long-term all-requirements contracts generally in the range of 12 to 25 years for energy and utility services with its clients.

The Company employs and partners with on-site utility specialists whose skills include the design, development and operation of combined heat and power generation, waste heat recovery, thermal and electrically based cooling/refrigeration, steam, electric, chilled water distribution, energy storage, measurement, automation, process water treatment, wastewater treatment and pollution control. All of the Company’s customers are in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100%- owned limited liability corporation, APP Optimization-I, LLC (“OPT”). OPT owns the Company’s interests in assets relating to a power plant system project. All material inter-company accounts and transactions are eliminated in consolidation. The Company also has a 50% voting and membership interest in Armstrong-Americas I, LLC (the “LLC”) which it accounts for using the equity method of accounting.

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of September 30, 2003 and the results of its operations and cash flows for the three months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended June 30, 2003.

Investment in Limited Liability Company

The Company’s investment in the LLC increases by its share of the LLC’s earnings and decreases by its share of the LLC’s losses and distributions. The LLC was formed in September 2000 to provide asset monetization services for a large predominately U.S. commercial food processor. The following summarizes certain key income statement data with regard to the LLC:

	Three Months Ended
	9/30/03	9/30/02
Revenues	$2,963,483	$3,003,254
Gross profit	$347,083	$313,333
Net profit from operations	$182,241	$208,190
Net profit	$81,791	$127,637

Restatement of Financial Statements

The 2002 consolidated financial statements have been restated from those statements previously filed. In prior filings, the Company had consolidated the accounts of both the LLC and OPT. The accompanying consolidated financial statements contained in this filing now include OPT as well as the Company’s interest in the LLC accounted for under the equity method of accounting. There was no effect on the Company’s overall net loss as reported on the consolidated income statement for the quarter ended September 30, 2002 as a result of this restatement. The following table summarizes the changes made to the income statement as a result of this restatement:

Income Statement for the Three Months Ended September 30, 2002:

	Previously Stated	Currently Reported
Revenues provided by services	$3,023,618	$69,364
Cost of services	$2,682,840	$(7,081)

Gross profit	$340,778	$76,445
Costs and expenses	$253,000	$196,856
Loss on disposition of assets	$22,363	$23,210
Interest income	$7,661	$65
Interest expense	$106,521	$17,525

Loss before minority interest	$(33,445)	$(161,081)
Less minority shareholder’s Earnings from LLC	$63,818	N/A

Add income from earnings of LLC	N/A	$63,818

Net loss	$97,263	$97,263

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

NOTE B – NOTES PAYABLE

As of September 30, 2003, the Company has borrowed $921,029 from Armstrong and $735,000 from the LLC for working capital purposes. Both obligations are evidenced by notes that bear interest at the prime rate plus 2% per annum. Under the terms of the Armstrong loan, the Company executed a Secured Promissory Note evidencing this obligation and an Omnibus Assignment of Intangible Interest, Documents and Properties as security for the note. Both loans are payable on demand. However as of the date of this filing, no such demand has been made. As of September 30, 2003, the Company had accrued interest of $44,386 on these loans. For the three months ended September 30, 2003 and 2002, the Company recorded interest expense on both notes of $25,043 and $9,941, respectively.

The Company has a loan from a bank with a principal balance of $246,572 as of September 30, 2003. Of this amount, $142,964 is due within one year and $103,608 is due after September 30, 2004. This loan is being used to finance an optimization project. The loan bears interest at 5.75% per annum. As of September 30, 2003, 20 monthly payments of $12,798 are due under this loan.

NOTE C - OTHER RECEIVABLES

In July 2002, the Company deposited $250,000 with a prospective seller of certain plant assets that the Company had agreed, pursuant to a Letter of Intent, to purchase. This deposit was made pursuant to an “Escrow Agreement” under which the seller could retain this deposit if the Company failed to consummate the purchase. In addition, APP incurred additional costs of $22,736 in connection with the same proposed purchase. In November 2002, the Company’s partner in this transaction who had committed to provide a guarantee to the lender, declined to participate in the transaction. That action precluded the Company from consummating the purchase of the assets. The seller then withdrew the deposit from the escrow account. In December 2003, the Company notified the ex-partner that the Company intended to file suit if the ex-partner did not reimburse the Company for this loss. Discussions ensued and on March 18, 2004, these discussions resulted in the Company recovering a total of $325,000 that included all of the aforementioned costs plus an additional $52,264 for related costs that the Company had already charged to its operations. The Company has included $272,736 in other receivables on the Company’s balance sheet as of September 30, 2003.

NOTE D – LIQUIDITY

At September 30, 2003, the Company has a working capital deficiency of approximately $2,300,000. Included in this working capital deficiency is the Company’s liability to Armstrong and the LLC of approximately $2,370,000.

Since its inception in April 1998, the Company has incurred aggregate net losses of approximately $8,703,000. As a result, the Company has been forced to rely in part on loans from Armstrong and distributions and loans from the LLC to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects as the cash flow coverage relative to the loans has been adequate to induce lenders to finance the Company’s projects on a relatively long-term basis. The Company has actively been searching for and has identified certain potential strategic partners. These investors have indicated a willingness to invest in the Company’s projects on a transaction by transaction basis. Toward that end, the Company is attempting to execute an asset acquisition strategy to increase further outside investment and to improve its future cash flow.

The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners, but there can be no assurance that it will do so.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. But, the aforementioned losses and deficit do serve to raise significant doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E – EMPLOYEE AND DIRECTOR STOCK OPTIONS

The Company accounts for stock-based compensation using the value method under Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense was included in the determination of net loss for the three months ended September 30, 2003 and 2002. The following is information on the Company’s net loss and net loss per share had the Company elected to include the cost of stock based compensation:

	Three Months Ended September 30,
	2003	2002
Net loss as reported	$(239,389)	$(97,263)
Stock-based compensation cost included in the determination of net income	0	0
Stock-based compensation cost included in the determination of net income had the fair value based method been used	7,357	20,707
Net loss – pro forma	$(246,746)	$(117,970)
Net loss per share – as reported:
Basic and diluted	$(0.03)	$(0.01)
Net loss per share – pro forma:
Basic and diluted	$(0.03)	$(0.02)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

During the three months ended September 30, 2003, the Company incurred a net loss of $239,389 compared to a net loss of $97,263 for the corresponding prior year period.

Revenues: Revenues in the three months ended September 30, 2003 were $21,315 versus $69,364 in the corresponding period in 2002. The Company recorded financing fee income of $49,000 in 2002. No such revenue was received in 2003.

Costs of Services: Costs of services were $8,183 in 2003. Such expenses amounted to a net credit of $7,081 in 2002. This credit was due to a $16,686 credit received from an operations and maintenance provider for prior period services billed and accrued in those periods that the provider agreed that the Company did not have to pay during the quarter ended September 30, 2002.

Payroll and employee benefits expense: Payroll and employee benefit expenses decreased approximately $10,200 for the three months ended September 30, 2003 compared to the corresponding period of the prior fiscal year. The decrease can be attributed to a reduction in personnel.

General and administrative expenses: This category increased approximately $82,000 during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. One of the major reasons for this increase was due to a credit in 2002 to the provision for doubtful accounts of approximately $55,000. The credit was needed because the provision had been overstated in a prior accounting period. Other categories where increases were incurred included legal and other professional fees of approximately $27,000 and insurance of approximately $6,000.

Depreciation expense: Depreciation expense decreased approximately $4,700 during the quarter ended September 30, 2003 versus the same period in 2002. The decrease can be attributed to a decrease in depreciable assets from approximately $248,000 as of September 30, 2002 to approximately $97,000 as of September 30, 2003.

Loss on Disposition of Assets: During the quarter ended September 30, 2002, the Company recorded a loss from a disposition of certain leased telephone equipment assets. Those assets were returned to the lessor and the remaining lease obligation repaid during the quarter. No assets were sold in the quarter ended September 30, 2003.

Interest Expense: Interest expense for the quarter ended September 30, 2003 increased approximately $12,000 over the corresponding period in 2002 due to an increase in related party debt outstanding.

Income from earnings of limited liability corporation: This item decreased by approximately $23,000 in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The Company shares in 50% of the LLC’s profits and losses; therefore, the LLC itself recorded $46,000 less profit in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Gross profit of the LLC increased approximately $34,000 due primarily to reduced costs of services. However, depreciation and interest expense increased by approximately $70,000 and $25,000, respectively, due to higher asset and debt levels. Offsetting those costs was a decrease in general and administrative expenses of approximately $10,500 and an increase in interest income of approximately $5,500.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and controller, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(a) within 90 days of the filing date of this quarterly report. Based upon their evaluation, our chief executive officer and controller have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: consolidation, revenue recognition, long-lived assets, deposits, concentrations of customers and the underlying credit risk and deferred taxes. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition or results of operations for the quarter ended September 30, 2003.

New Accounting Standards

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. Its purpose is to improve financial reporting for variable interest entities, off-balance sheet structures that often have highly complex arrangements. The implementation date is the fourth quarter of calendar year 2003. The Company has not yet determined what effect, if any, the implementation of this Interpretation will have on its financial statements.

In May 2003, the Emerging Issues Task Force (EITF) issued EITF No. 01-8, “Determining Whether an Arrangement Contains a Lease.” This issue is effective for (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. The Company modified two of its contracts via amendments thereto in September 2003. As a result of such amendments, the Company has reviewed those amendments in light of EITF No. 01-8 and has determined that both arrangements contain leases and, accordingly, accounting for these arrangements as leases pursuant to Statement of Financial Accounting Standards No. 13 and related pronouncements is appropriate.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Neither the Registrant nor any of its affiliates are a party nor is any of their property subject to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

During the period from July 1, 2003 through September 30, 2003, there were no changes in the Company’s outstanding securities. There were no use of proceeds and there were no purchases of equity securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6a. Exhibits and Reports on Form 10-QSB

Part I Exhibits:

11.	Statement re: Computation of per-share earnings.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 6b. Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAS POWER PARTNERS, INC.

/s/ Mark A. Margason
October 29, 2004	Mark A. Margason
Chief Executive Officer

/s/ Jerome P. Frett
October 29, 2004	Jerome P. Frett
Controller