Form 10QSB
period 2003-12-31
AMERICAS POWER PARTNERS INC
filed 2004-11-12
CIK 1072568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2003

Commission file Number: 0-24989

AMERICAS POWER PARTNERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	36-4288975
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

710 North York Road, Hinsdale, IL	60521
(Address of Principal Executive Offices)	(Zip code)

(630) 325-9101

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, no par value – 7,238,100 shares as of November 4, 2004.

Transitional Small Business Disclosure Format: YES ☐  NO ☒

PART I – FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes historical information as well as statements regarding the Company’s future expectations that may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

December 31 and June 30, 2003

	December 31, 2003	June 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,573	$52,360
Accounts receivable:
Trade	16,030	32,060
Related party AA1-LLC	54,000	—
Current portion of net investment in finance leases	156,883	148,892
Other receivables	272,736	272,736
Prepaid expenses and other current assets	13,437	30,771

TOTAL CURRENT ASSETS	528,659	536,819

FIXED ASSETS
Office equipment and leasehold improvements	96,624	96,624
Accumulated depreciation	(63,078)	(55,937)

TOTAL FIXED ASSETS	33,546	40,687

EQUITY INVESTMENT IN UNCONSOLIDATED LIMITED LIABILITY COMPANY	299,674	199,650

OTHER ASSETS
Net investment in finance leases less current portion	4,375	84,867
Deposits and deferred costs net of amortization	14,918	43,729

TOTAL OTHER ASSETS	19,293	128,596

TOTAL ASSETS	$881,172	$905,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

December 31 and June 30, 2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31, 2003	June 30, 2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$325,926	$288,485
Due to related parties	752,826	628,723
Notes payable to related parties	1,831,029	1,531,029
Current maturities of long-term debt and capital leases	180,475	140,883

TOTAL CURRENT LIABILITIES	3,090,256	2,589,120
LONG-TERM OBLIGATION TO BANK	31,117	140,124

TOTAL LIABILITIES	3,121,373	2,729,244

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock, no par value, 10,000,000 shares authorized:
Series A: authorized - 2,725,000 shares
Issued and outstanding - 2,709,519 shares	3,952,250	3,952,250

Series B: authorized - 3,000,000 shares
Issued and outstanding - 3,000,000 shares	704,763	704,763

Common Stock, no par value,
Authorized - 40,000,000 shares;
Issued and outstanding - 7,238,100 and $7,138,100 shares, respectively	1,983,249	1,983,249

Accumulated deficit:
Balance at beginning of period	(8,463,754)	(7,562,074)
Net loss for the six months ended December 31, 2003	(416,709)
Net loss for the year ended June 30, 2003		(901,680)

Balance at end of period	(8,880,463)	(8,463,754)

TOTAL STOCKHOLDERS’ DEFICIT	(2,240,201)	(1,823,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$881,172	$905,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Revenues provided by services	$41,679	$89,527	$20,364	$20,163
Costs of services	16,773	12,233	8,590	19,314

Gross Profit	24,906	77,294	11,774	849

Costs and Expenses:
Payroll and employee benefits	303,144	319,854	141,632	148,139
Professional fees	116,282	79,650	45,022	35,087
Insurance	36,173	33,096	15,534	18,380
Other general and administrative expenses	15,806	32,795	11,209	22,501
Recovery of doubtful accounts	—	(55,059)	—	—
Depreciation expense	11,402	20,758	5,497	10,131

Total Expenses	482,807	431,094	218,894	234,238

LOSS FROM OPERATIONS	(457,901)	(353,800)	(207,120)	(233,389)

Other items:
Loss on disposition of assets and other	—	(23,210)	—	—
Interest income	—	65	—	—
Interest expense	(58,833)	(47,911)	(29,330)	(30,386)

TOTAL OTHER EXPENSE	(58,833)	(71,056)	(29,330)	(30,386)

LOSS BEFORE MINORITY INTEREST	(516,734)	(424,856)	(236,450)	(263,775)
Add income from earnings of limited liability corporation	100,025	144,250	59,130	80,432

NET LOSS	$(416,709)	$(280,606)	$(177,320)	$(183,343)

Net loss per share - basic and diluted	$(0.06)	$(0.04)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding	7,238,100	7,138,100	7,238,100	7,138,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2002
Cash flow from operating activities:
Net loss	($416,709)	($280,606)

Adjustments to reconcile net loss to net cash used in operations:
Provision for depreciation and amortization	11,402	20,758
(Recovery of) doubtful accounts	—	(55,059)
Loss on sale/disposition of equipment	—	23,210
Earnings from unconsolidated limited liability company net of equity distributions	(100,024)	55,751
Decrease in accounts receivable	16,030	62,448
Decrease in prepaid expenses and deferred items	41,884	25,277
Increase in accounts payable	37,441	77,630
Increase in accounts payable to related party	70,103	1,921

Total adjustments	76,836	211,936

Net cash used in operations	(339,873)	(68,670)

Cash flow from investing activities:
Deposit for purchase of assets	—	(250,000)
Payments from lessees under finance leases	72,501	82,294

Net cash generated from (used in) investing activities	72,501	(167,706)

Cash flow from financing activities:
Proceeds from related party borrowing	300,000	300,000
Repayment of debt obligation to bank	(69,415)	(82,410)

Net cash generated from financing activities	230,585	217,590

Decrease in cash	(36,787)	(18,786)
Cash at beginning of period	52,360	57,991

Cash at end of period	$15,573	$39,205

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim financial information presented in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of December 31, 2003 and the results of its operations and cash flows for the six and three months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended June 30, 2003.

Investment in Limited Liability Company

The Company’s investment in the LLC increases by its share of the LLC’s earnings and decreases by its share of the LLC’s losses and distributions. The LLC was formed in September 2000 to provide asset monetization services for a large predominately U.S. commercial food processor.

The following summarizes certain key income statement data with regard to the LLC for the six months ended December 31, 2003 and 2002:

	Six Months Ended
	12/31/03	12/31/02
Revenues	$5,872,404	$6,162,638
Gross profit	$681,917	$637,923
Profit from operations	$398,897	$448,625
Net profit	$200,051	$288,499

The following summarizes certain key income statement data with regard to the LLC for the three months ended December 31, 2003 and 2002:

	Three Months Ended
	12/31/03	12/31/02
Revenues	$2,908,921	$3,159,384
Gross profit	$334,834	$324,590
Profit from operations	$216,656	$240,435
Net profit	$118,260	$160,862

Restatement of Financial Statements

The 2002 consolidated financial statements have been restated from those statements previously filed. In prior filings, the Company had consolidated the accounts of both the LLC and OPT. The accompanying consolidated financial statements contained in this filing now include OPT as well as the Company’s interest in the LLC accounted for under the equity method of accounting. There was no effect on the Company’s overall net loss as reported on the condensed consolidated income statement for the six and three months ended December 31, 2002 as a result of this restatement. In addition, on the balance sheet, there was a reclassification adjustment made between investment in finance leases and fixed assets to reflect a change in a lease classification. There was no other impact on the Company’s balance sheet or its statements of operation and changes in accumulated (deficit) equity as of December 31, 2002 and for the six and three months then ended.

The following tables summarize the changes made to the income statements as a result of this restatement:

Income Statement for the Six Months Ended December 31, 2002:

	Previously Stated	Currently Reported
Revenues provided by services	$6,203,164	$89,527
Cost of services	$5,536,948	$12,233

Gross profit	$666,216	$77,294
Costs and expenses	$571,389	$431,094
Loss on disposition of assets	$22,363	$23,210
Interest income	$17,067	$65
Interest expense	$225,887	$47,911

Loss before minority interest	$(136,356)	$(424,856)
Less minority shareholder’s Earnings from LLC	$144,250	N/A

Add income from earnings of LLC	N/A	$144,250

Net loss	$(280,606)	$(280,606)

The following table summarizes the changes made to the income statement as a result of this restatement:

Income Statement for the Three Months Ended December 31, 2002:

	Previously Stated	Currently Reported
Revenues provided by services	$3,179,546	$20,163
Cost of services	$2,854,108	$19,314

Gross profit	$325,438	$849
Costs and expenses	$318,389	$234,238
Interest income	$9,406	$—
Interest expense	$119,366	$30,386

Loss before minority interest	$(102,911)	$(263,775)
Less minority shareholder’s Earnings from LLC	$80,432	N/A

Add income from earnings of LLC	N/A	$80,432

Net loss	$(183,343)	$(183,343)

Revenue Recognition

The Company evaluates the terms of its agreements with each of its customers individually to determine the applicable accounting treatment. Utilities and operations and maintenance revenue are recognized as they are earned. To the extent that these agreements provide for fixed minimum payments and terms, they are accounted for as leases. To the extent that an agreement provides for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, “Accounting for Leases (SFAS 13)”, the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. The Company grants credit to all of its customers.

NOTE B – NOTES PAYABLE

As of December 31, 2003, the Company has borrowed $921,029 from Armstrong and $910,000 from the LLC for working capital purposes. These borrowings are evidenced by notes that bear interest at the prime rate plus 2% per annum. Under the terms of the Armstrong loan, the Company executed a Secured Promissory Note evidencing this obligation and an Omnibus Assignment of Intangible Interest, Documents and Properties as security for the note. Both loans are payable on demand. However as of the date of this filing, no such demand has been made. As of December 31, 2003, the Company had accrued interest of $69,820 on these loans. For the three months ended December 31, 2003 and 2002, the Company recorded interest expense on both notes of $25,434 and $19,321, respectively. For the six months ended December 31, 2003 and 2002, the Company recorded interest expense on both notes of $50,477 and $29,262, respectively.

The Company has a loan from a bank with an outstanding principal balance of $211,592 as of December 31, 2003. Of this amount, $180,475 is due within one year and the remainder, $31,117, is due after December 31, 2004. This loan is being used to finance an optimization project. The loan bears interest at 5.75% per annum. As of December 31, 2003, 14 monthly payments of $15,672 are due under this loan.

NOTE C - OTHER RECEIVABLES

In July 2002, the Company deposited $250,000 with a prospective seller of certain plant assets that the Company had agreed, pursuant to a Letter of Intent, to purchase. This deposit was made pursuant to an “Escrow Agreement” under which the seller could retain this deposit if the Company failed to consummate the purchase. In addition, APP incurred additional costs of $22,736 in connection with the same proposed purchase. In November 2002, the Company’s partner in this transaction who had committed to provide a guarantee to the lender, declined to participate in the transaction. That action precluded the Company from consummating the purchase of the assets. The seller then withdrew the deposit from the escrow account. In December 2003, the Company notified the ex-partner that the Company intended to file suit if the ex-partner did not reimburse the Company for this loss. Discussions ensued and on March 18, 2004, these discussions resulted in the Company recovering a total of $325,000 that included all of the aforementioned costs plus an additional $52,264 for related costs that the Company had already charged to its operations. The Company has included $272,736 in other receivables on the Company’s balance sheet as of December 31, 2003.

NOTE D – LIQUIDITY

As of December 31, 2003, the Company has a working capital deficiency of approximately $2,562,000. However, the Company owes Armstrong and the LLC approximately $2,584,000.

Since its inception in April 1998, the Company has incurred aggregate net losses of approximately $8,880,000. As a result, the Company has been forced to rely in part on loans from Armstrong and distributions and loans from the LLC to finance its operations and sales development activities. Future projects are anticipated to require debt financing and equity capital investment. Historically, the Company has not had difficulty finding bank financing for its projects as the cash flow coverage relative to the loans has been adequate to induce lenders to finance the Company’s projects on a relatively long-term basis. The Company has actively been searching for and has identified certain potential strategic partners. These investors have indicated a willingness to invest in the Company’s projects on a transaction by transaction basis. Toward that end, the Company is attempting to execute an asset acquisition strategy to increase further outside investment and to improve its future cash flow.

The Company is confident that it will be able to execute its plans and be able to attract and retain strategic and equity partners, but there can be no assurance that it will do so.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. But, the aforementioned losses and deficit do serve to raise significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E – THE EFFECT OF STOCK OPTIONS ON EARNINGS PER SHARE (“EPS”)

Employee stock options to purchase 1,227,600 shares of common stock were outstanding as of December 31, 2003 and 2002. Such stock options, if exercised could potentially dilute basic EPS in the future, but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

The Company has elected to account for stock-based compensation using the value method under Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was included in the determination of net loss for the six and three months ended December 31, 2003 and 2002. Had compensation expense for the Company’s stock options been recognized based on the fair value at the grant dates for awards under the stock option plan as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”

the Company’s net loss and net loss per share would have been as indicated in the following:

	Six Months Ended December 31,
	2003	2002
Net loss as reported	$(416,709)	$(280,606)
Stock-based compensation cost included in the determination of net income	0	0
Stock-based compensation cost included in the determination of net income had the fair value based method been used	14,712	41,414

Net loss – Pro forma	$(431,421)	$(322,020)

Net loss per-share – As reported:
Basic and diluted	$(0.06)	$(0.04)
Net loss per share – Pro forma:
Basic and diluted	$(0.06)	$(0.05)

	Three Months Ended December 31,
	2003	2002
Net loss - as reported	$(177,320)	$(183,343)
Stock based compensation cost Included in the determination of net income	0	0
Stock-based compensation cost included in the determination of net income had the fair value based method been used	7,355	20,707

Net loss – Pro forma	$(184,675)	$(204,050)

Net loss per share – As reported:
Basic and diluted	$(0.02)	$(0.03)
Net loss per share – Pro forma:
Basic and diluted	$(0.03)	$(0.03)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

During the six months ended December 31, 2003, the Company incurred a net loss of $416,709 compared to a net loss of $280,606 for the corresponding prior year period. For the three months ended December 31, 2003, the Company incurred a net loss of $177,320 compared to a net loss of $183,343 in the three months ended December 31, 2002.

Revenues: Revenues in the three months ended December 31, 2003 were $20,364 versus $20,163 in the corresponding period in 2002. For the six months ended December 31, 2003 revenues amounted to $41,679 compared to $89,527 in the six months ended December 31, 2002. The Company recorded financing fee income of $49,000 during the first quarter of 2002. No such revenue was received in 2003.

Costs of Services: Costs of services were $16,773 for the six months ended December 31, 2003. This amounts to approximately 40% of revenues. Such expenses amounted to only $12,233 in the corresponding six-month period in 2002. For the three months ended December 31, 2003, the Company recorded $8,590 compared to $19,314 in the corresponding 2002 period. In the first quarter of 2002, the Company received a $16,686 credit from an operations and maintenance provider for prior period services billed and accrued in those periods that the provider agreed that the Company did not have to pay. Had that credit not been given, costs of services for the six months ended December 31, 2002 would have been $28,919 or 32% of revenue.

Payroll and Employee Benefits Expenses: Payroll and employee benefit expenses decreased approximately $16,700 or approximately 5% for the six months ended December 31, 2003 compared to the corresponding period of the prior fiscal year. For the three months ended December 31, 2003, such expenses amounted to $141,632, approximately $6,500 less than the corresponding period in the prior year. The decreases can be attributed to a salary reductions offset in part by increases in health insurance.

Professional Fees, Insurance and Other General and Administrative expenses: These categories increased approximately $78,000 during the six months ended December 31, 2003 compared to the corresponding six months in 2002. One of the major reasons for this increase was due to a credit in the first quarter 2002 to the provision for doubtful accounts of approximately $55,000. The credit was needed because the provision had been overstated in a prior accounting period. Legal and other professional fees increased approximately $37,000. The Company realized minor expense reductions in office supplies, employee travel and related expenses, project costs and business development expenses. Such reductions amounted to a total of approximately $14,000. For the three months ended December 31, 2003, these categories of expenses were approximately $72,000 compared to approximately $76,000 for the three months ended December 31, 2002.

Depreciation Expense: Depreciation expense decreased approximately $9,000 during the six months ended December 31, 2003 versus the same period in 2002 and approximately $4,600 during the three months ended December 31, 2003 compared to the same period in 2002. The decreases can be attributed to a decrease in depreciable assets from approximately $248,000 as of December 31, 2002 to approximately $97,000 as of December 31, 2003.

Loss on Disposition of Assets: During the six months ended December 31, 2002, the Company recorded a $23,210 loss from a disposition of certain leased telephone equipment assets. Those assets were returned to the lessor and the remaining lease obligation repaid during the quarter. No assets were disposed of in the six months ended December 31, 2003.

Interest Expense: Interest expense for the six months ended December 31, 2003 increased approximately $11,000 over the corresponding period in 2002 due to an increase in related party debt outstanding. For the three months ended December 31, 2003, interest expense was approximately $29,000 versus approximately $30,000 in the three months ended December 31, 2002.

Income from Earnings of Limited Liability Corporation: This item decreased by approximately $44,000 in the six months ended December 31, 2003 compared to the six months ended December 31, 2002. The Company shares in 50% of the LLC’s profits and losses; therefore, the LLC itself recorded approximately $88,000 less profit in the six months ended December 31, 2003 compared to the corresponding period in 2002. Gross profit increased approximately $44,000 due primarily to reduced costs of services. However, depreciation and interest expense increased by approximately $116,000 and $48,000, respectively due to higher asset and debt levels. Offsetting those costs was a decrease in professional and general and administrative expenses of approximately $23,000 and an increase in interest income of approximately $9,000.

For the three months ended December 31, 2003, the LLC’s net profit was $118,000 compared to a profit of $161,000 in the three months ended December 31, 2002. This amounts to an unfavorable variance of approximately $43,000. The Company recorded one-half of these amounts, approximately $59,000 in the quarter ended December 31, 2003 compared to approximately $80,500 in the corresponding period in 2002. Gross profit for the LLC was approximately $11,000 more in the 2003 period, general and administrative expenses were lower by approximately $11,000 and interest income was higher by approximately $5,000. These favorable variances were offset by increases of approximately $24,000 and $46,000 in interest expense and depreciation, respectively.

ITEM 3.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and controller, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13-14(a) within 90 days of the filing date of this quarterly report. Based upon their evaluation, our chief executive officer and controller have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: consolidation, revenue recognition, long-lived assets, deposits, concentrations of customers and the underlying credit risk and deferred taxes. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition or results of operations for the quarter ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.” Its purpose is to improve financial reporting for variable interest entities, off-balance sheet structures that often have highly complex arrangements. The implementation date is the fourth quarter of calendar year 2003. The Company has not yet determined what effect, if any, the implementation of this interpretation will have on its financial statements.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither the Registrant nor any of its affiliates are a party nor is any of their property subject to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.	Changes in Securities

During the period from July 1, 2003 through December 31, 2003, there were no changes in the Company’s outstanding securities.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6a.	Exhibits and Reports on Form 10-QSB

Part I Exhibits:

11.	Statement re: Computation of Per-Share Earnings.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Written Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 6b.	Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAS POWER PARTNERS, INC.

/s/ Mark A. Margason
November 10, 2004	Mark A. Margason Chief Executive Officer

/s/ Jerome P. Frett
November 10, 2004	Jerome P. Frett Controller