Form 10QSB
period 2004-03-31
AMERICAS POWER PARTNERS INC
filed 2005-01-21
CIK 1072568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

Commission file Number: 0-24989

AMERICAS POWER PARTNERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	36-4288975
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

710 North York Road, Hinsdale, IL	60521
(Address of Principal Executive Offices)	(Zip code)

(630) 325-9101

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, no par value – 7,238,100 shares as of March 31, 2004.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes historical information as well as statements regarding the Company’s future expectations which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in forward-looking statements include: supply/demand for products, competitive pricing pressures, availability of capital on acceptable terms, continuing relationships with strategic partners, dependence on key personnel, changes in industry laws and regulations, competitive technology, and failure to achieve cost reduction targets or complete construction projects on schedule. The Company believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2004 and June 30, 2003

	March 31, 2004	June 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$909,403	$52,360
Accounts receivable:
Trade	961,137	32,060
Current portion of net investment in finance leases	130,209	148,892
Other receivables	—	272,736
Prepaid expenses and other current assets	162,700	30,771

TOTAL CURRENT ASSETS	2,163,449	536,819

FIXED ASSETS
Leased equipment	7,202,671	—
Office equipment	96,624	96,624
Accumulated depreciation	(682,026)	(55,937)

TOTAL FIXED ASSETS	6,617,269	40,687

EQUITY INVESTMENT IN UNCONSOLIDATED LIMITED LIABILITY COMPANY	—	199,650

OTHER ASSETS
Net investment in finance leases less current portion	1,113,674	84,867
Deposits and deferred costs net of amortization	390,683	43,729

TOTAL OTHER ASSETS	1,504,357	128,596

TOTAL ASSETS	$10,285,075	$905,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2004 and June 30, 2003

	March 31, 2004	June 30, 2003
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,317,630	$288,485
Due to related parties	2,790,603	628,723
Notes payable Related Parties	921,029	1,531,029
Current maturities of long-term debt and capital leases	830,310	140,883

TOTAL CURRENT LIABILITIES	5,859,572	2,589,120

LONG-TERM DEBT:
Capital leases	6,509,174	—
Bank debt	—	140,124

TOTAL LONG-TERM DEBT	6,509,174	140,124

TOTAL LIABILITIES	12,368,746	2,729,244

OTHER MEMBER’S INTEREST IN LIMITED LIABILITY COMPANY	302,314	—

STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock, no par value, 10,000,000 shares authorized:
Series A: authorized - 2,725,000 shares Issued and outstanding - 2,709,519 shares	3,952,250	3,952,250

Series B: authorized - 3,000,000 shares Issued and outstanding - 3,000,000 shares	704,763	704,763

Common Stock, no par value, Authorized - 40,000,000 shares; Issued and outstanding - 7,138,100 shares	1,983,249	1,983,249

Accumulated deficit:
Balance at beginning of period	(8,463,754)	(7,562,074)
Net loss for the nine months ended March 31, 2004	(562,493)	—
Net loss for the year ended June 30, 2003	—	(901,680)

Balance at end of period	(9,026,247)	(8,463,754)

TOTAL STOCKHOLDERS’ DEFICIT	(2,385,985)	(1,823,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,285,075	$905,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Revenues provided by services	$9,057,102	$156,662	$3,161,021	$67,135
Costs of services	7,971,190	23,876	2,763,931	11,643

GROSS PROFIT	1,085,912	132,786	397,090	55,492

Costs and Expenses:
Payroll and employee benefits	430,533	476,396	127,389	156,543
Professional fees	182,724	89,383	37,829	9,733
Insurance	58,393	54,341	21,056	21,245
Other general and administrative expenses	53,848	56,085	43,300	23,290
Recovery of doubtful accounts	—	(55,059)	—	—
Depreciation and amortization expense	374,740	28,736	122,838	7,978

TOTAL EXPENSES	1,100,238	649,882	352,412	218,789

(LOSS) PROFIT FROM OPERATIONS	(14,326)	(517,096)	44,678	(163,297)

Other items:
Loss on disposition of assets and other	—	(83,389)	—	(60,179)
Interest income	6,213	64	1,448	—
Interest expense	(451,714)	(67,415)	(189,270)	(19,504)

TOTAL OTHER EXPENSE	(445,501)	(150,740)	(187,822)	(79,683)

LOSS BEFORE MINORITY INTEREST	(459,827)	(667,836)	(143,144)	(242,980)

Less minority member’s interest in earnings of limited liability corporation	102,666	—	2,640	—

Add income from earnings of limited liability company	—	254,774	—	110,524

NET LOSS	($562,493)	($413,062)	($145,784)	($132,456)

Net loss per share - basic and diluted	$(0.08)	$(0.06)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding	7,238,100	7,138,100	7,238,100	7,138,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flow from operating activities:
Net loss	$(562,493)	$(413,062)

Adjustments to reconcile net loss to net cash used in operations:
Revenue net of interest expense remitted by lessees for capital lease obligations	(410,325)	—
Provision for depreciation and amortization	374,740	28,706
Recovery of provision for doubtful accounts	—	(55,059)
Loss on disposition of equipment	—	83,389
Minority interest’s earnings from limited liability company	102,666	—
Earnings from unconsolidated limited liability company, net of equity distributions	—	(4,774)
(Increase) decrease in accounts receivable	(128,414)	38,070
Decrease (increase) in other receivables	272,736	(7,260)
Decrease in inventory	38,320	—
Increase in prepaid expenses and deferred items	(68,968)	(28,021)
(Decrease) increase in accounts payable and accrued expenses	(160,688)	71,024
Increase in accounts payable to related party	235,215	156,512

Total adjustments	255,282	282,587

Net cash used in operations	(307,211)	(130,475)

Cash flow from investing activities:
Payments from lessees under finance leases, net of amortization of unearned income	114,577	61,190
Deposit on new plant purchase	—	(250,000)

Net cash generated from (used in) investing activities	114,577	(188,810)

Cash flow from financing activities:
Proceeds from bank financings	1,739,284	—
Repayment of debt obligations	(113,551)	(115,949)
Proceeds from related party borrowing	—	420,000
Repayment of interim construction debt to related party	(1,000,000)	—

Net cash generated from financing activities	625,733	304,051

Net increase (decrease) in cash	433,099	(15,234)
Cash at beginning of period	476,304	57,991

Cash at end of period	$909,403	$42,757

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAS POWER PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

Principles of Consolidation-Financial Statements as of and for the periods ended March 31, 2003

All of the consolidated financial statements as of and for the periods ended March 31, 2003 include the accounts of the Company and its 100%- owned limited liability corporation, APP Optimization-I, LLC (“OPT”). OPT owns the Company’s interests in assets relating to a power plant system project. All material inter-company accounts and transactions are eliminated in consolidation.

As of March 31, 2003, the Company also had a 50% voting and membership interest in Armstrong-Americas I, LLC (the “LLC”). The Company accounts for this investment using the equity method of accounting in the financial statements as of and for the periods ended March 31, 2003. The LLC owns the Company’s interests in assets relating to power plant system projects in place for the Company’s largest customer. The other member of the LLC is Armstrong Service Inc. (“ASI”), a wholly owned subsidiary of Armstrong International (“Armstrong”), an investor in the Company’s Preferred Stock.

Under the equity method of accounting, the Company’s investment in the LLC increases by its share of the LLC’s earnings and decreases by its share of the LLC’s losses and distributions. The following summarizes certain key income statement data with regard to the LLC for the nine and three months ended March 31, 2003:

	9 Months Ended March 31, 2003	3 Months Ended March 31, 2003
Revenues	$9,865,724	$3,703,086
Gross profit	$1,013,678	$375,755
Profit from operations	$702,748	$254,123
Net profit	$509,548	$221,049

Principles of Consolidation-Financial Statements as of and for the periods ended March 31, 2004

On March 15, 2004, the Operating Agreement, under which the LLC conducts its business, was amended. Pursuant to this amendment, APP acquired an additional 1% voting interest in the LLC. This acquisition made the total voting interest equal to 51%. Consequently, the financial statements as of and for the periods ended March 31, 2004 include the accounts of the Company and the LLC as well as OPT. The Company paid no consideration for the additional interest. The Company has applied the purchase accounting rules promulgated under Statement of Financial Accounting Standards No. 141 (Business Combinations). The effect of this transaction is not material to the accompanying condensed consolidated financial statements.

All material intercompany accounts and transactions are eliminated in the consolidated financial statements as of and for the periods ended March 31, 2004 and 2003.

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

The interim financial information presented in the accompanying condensed consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to present the consolidated financial position of the Company as of March 31, 2004 and the results of its operations and its cash flows for the nine and three months then ended. Results shown for interim periods are not necessarily indicative of the results for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended June 30, 2003.

Restatement of Financial Statements

The Statements of Operations for the nine and three months ended March 31, 2003 have been restated from those statements previously filed. In prior filings, the Company had consolidated the accounts of both the LLC and OPT. The accompanying consolidated financial statements contained in this filing now include OPT as well as the Company’s interest in the LLC accounted for under the equity method of accounting. There was no effect on the Company’s overall net loss as reported on the condensed consolidated income statement for the nine and three months ended March 31, 2003 as a result of this restatement.

In addition, on the balance sheet, there was a reclassification adjustment made between investment in finance leases and fixed assets to reflect a change in a lease classification. There was no other impact on the Company’s balance sheet or its statements of operation and changes in accumulated deficit as of March 31, 2003 and for the nine and three months then ended.

The following tables summarize the changes made to the income statements as a result of this restatement:

Income Statement for the Nine Months Ended March 31, 2003:

	Previously Stated	Currently Reported
Revenues provided by services	$9,973,386	$156,662
Cost of services	$8,875,921	$23,876

Gross profit	$1,097,465	$132,786
Costs and expenses	$911,812	$649,882
Loss on disposition of assets	$39,954	$83,389
Interest income	$24,332	$64
Interest expense	$328,319	$67,415

Loss before minority interest	$(158,288)	$(667,836)
Less minority shareholder’s Earnings from LLC	$254,774	N/A
Add income from earnings of LLC	N/A	$254,774

Net loss	$(413,062)	$(413,062)

The following table summarizes the changes made to the income statement as a result of this restatement:

Income Statement for the Three Months Ended March 31, 2003:

	Previously Stated	Currently Reported
Revenues provided by services	$3,770,222	$67,135
Cost of services	$3,338,973	$11,643

Gross profit	$431,249	$55,492
Costs and expenses	$340,423	$218,789
Loss on disposition of assets	$17,591	$60,179
Interest income	$7,265	$—
Interest expense	$102,432	$19,504

Loss before minority interest	$(21,932)	$(242,980)
Less minority shareholder’s Earnings from LLC	$110,524	N/A
Add income from earnings of LLC	N/A	$110,524

Net loss	$(132,456)	$(132,456)

Revenue Recognition

Most of the revenue recognized by the Company is earned pursuant to energy service and utility requirement agreements as well as operations and maintenance agreements that the Company executes with its customers. The Company evaluates the terms of these agreements individually to determine the applicable accounting treatment. Utilities and operations and maintenance revenue are recognized as they are earned. To the extent that these agreements provide for fixed minimum payments and terms, they are accounted for as leases. To the extent that an agreement provides for fixed minimum payments and terms that qualify as a capital lease as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), the net investment in the contract is recorded on the balance sheet and unearned income is amortized over the term of the agreement using the interest method. Revenue from agreements that qualify as operating leases under SFAS 13 is recorded on a straight-line basis over the term of the contract. The Company grants credit to all of its customers.

NOTE B – OTHER RECEIVABLES

During the quarter ended March 31, 2004, the Company collected a $272,736 receivable from an ex-partner that had defaulted on a planned participation in a transaction that the Company had expected to consummate in November 2002. In addition, the ex-partner paid an additional $52,264 to cover certain incremental costs that the Company had incurred as a result of the default by the ex-partner. The extra $52,264 is included in revenues in the accompanying condensed consolidated statements of operations as of March 31, 2004.

NOTE C – NOTES PAYABLE

As of March 31, 2004, the Company has financed the majority of its power plant equipment projects with the leasing subsidiary of a major bank. Under the terms of these transactions, assets with an original cost of approximately $8,500,000 were financed under four “true leases.” As such, the lessor owns the assets for tax purposes and is entitled to claim the tax benefits. The leases are net leases as all of the costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. Under each of these transactions, the Company can elect to purchase the assets from the lessor at the end of a fixed term. These terms range from 47 to 92 months. The purchase option prices range from 20% to 27.6% of the original cost of the equipment. The weighted average interest rate implicit in the leases is approximately 6.3% per annum. The Company has accounted for its repayment obligations under these transactions as capital lease obligations. The assets are included in leased equipment and net investment in finance leases and the aggregate net present value of the capital lease obligation of $7,172,028 is included in long-term and short-term capital obligations in the accompanying condensed consolidated balance sheet of the Company.

The Company has borrowed $921,029 for working capital purposes from Armstrong pursuant to a debt restructuring which occurred in June 2003. To evidence this indebtedness, the Company executed a Secured Promissory Note and an Omnibus Assignment of Intangible Interests, Documents and Properties in which the Company assigned all of its rights, title and interest in all of its personal property including its investment in the LLC. The note is due on demand and it bears interest at prime plus 2%. As of March 31, 2004, no such demand had been made. For the nine months ended March 31, 2004, the Company recorded interest expense of $41,484.

The Company has a loan from a bank with a principal balance of $167,456 as of March 31, 2004. This loan is being used to finance an optimization project. The interest rate is 5.75% per annum. During the quarter ended March 31, 2004, this loan was restructured. Monthly payments were increased to $15,672. There are 10 monthly payments remaining.

NOTE D – LIQUIDITY

Since its inception in April 1998, the Company has incurred aggregate net losses of approximately $9,026,000. As of March 31, 2004, the Company has a working capital deficiency of approximately $3,696,000. But $3,712,000 (approximately 63% of the Company’s current liabilities) is due to related parties that are also significant investors in the Company’s stock.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. But, the aforementioned losses and deficit do serve to raise significant doubt about the Company’s ability to continue as a going concern. The Company is expending its best efforts to consummate the raising of debt and equity capital. But there can be no assurance that it will be successful in doing so. The aforementioned future cash flow needs, losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE E – THE EFFECT OF STOCK OPTIONS ON EARNINGS PER SHARE (“EPS”)

Employee stock options to purchase 1,227,600 shares of common stock were outstanding as of March 31, 2004 and 2003. Such stock options, if exercised could potentially dilute basic EPS in the future, but were excluded from the computation of diluted earnings per share due to being anti-dilutive.

The Company has elected to account for stock-based compensation using the value method under Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was included in the determination of net loss for the nine and three months ended March 31, 2004 and 2003. Had compensation expense for the Company’s stock options been recognized based on the fair value at the grant dates for awards under the stock option plan as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been as indicated in the following:

	Nine Months Ended March 31,
	2004	2003
Net loss - as reported	$(562,491)	$(413,062)
Stock based compensation cost included in the determination of net income	0	0
Stock based compensation cost included in the determination of net income had the fair value based method been used	22,067	63,397

Net loss – pro forma	$(584,558)	$(476,459)
Net loss per share – as reported:
Basic and diluted	$(0.08)	$(0.06)
Net loss per share – pro forma:
Basic and diluted	$(0.08)	$(0.07)

	Three Months Ended March 31,
	2004	2003
Net loss - as reported	$(145,784)	$(132,456)
Stock based compensation cost included in the determination of net income	0	0
Stock based compensation cost included in the determination of net income had the fair value based method been used	7,355	21,983

Net loss – pro forma	$(153,139)	$(154,439)
Net loss per share – as reported:
Basic and diluted	$(0.02)	$(0.02)
Net loss per share – pro forma:
Basic and diluted	$(0.02)	$(0.02)

NOTE F – SUPPLEMENTAL DISCLOSURE

The following presents certain supplemental information concerning the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2004	2003
Cash paid for interest expense	$10,254	$20,486
Fixed asset purchases advanced by a third party	$—	$2,143,948

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report. Certain numbers in the following discussion are expressed in thousands of dollars. All numbers that are expressed in thousands of dollars are approximate numbers.

During the nine and three months ended March 31, 2004, the Company incurred net losses of approximately $562,000 and $146,000, respectively, compared to net losses of $413,000 and $132,000 for the corresponding prior year periods in 2003.

As discussed in Note A to Notes to Condensed Consolidated Financial Statements, the accounts of the LLC have not been included in the 2003 financial statements. The accounts of the LLC have been included in the 2004 financial statements. The LLC represents a significant portion of the Company’s revenues and expenses in 2004. Therefore the variances between the 2004 and the 2003 revenue and expense categories as shown in the statements of operations are most significant. The following discussion of the Company’s results of operations compares the 2004 with the 2003 results as if the LLC’s 2003 results had been consolidated.

Revenues and Costs of Services: Revenues in the nine and three months ended March 31, 2004 decreased approximately $916,000 (9%) and $609,000 (16%), respectively over the same period last year. Costs of services in the nine and three months ended March 31, 2004 decreased approximately $905,000 (10%) and $575,000 (17%), respectively over the same period last year. The net result is that the Company’s gross profit decreased slightly from approximately $1,097,000 to $1,086,000 for the nine-month period while three-month period gross profit decreased 8% from $431,000 to $397,000. The decreases in the revenue and cost of services categories were due to operational and processing cutbacks resulting in a reduction in utilities usage and expense. Those reduced costs were passed on to the Company’s customers in the form of a reduction in billings to the customers. Thus the overall gross profit was not affected significantly.

Payroll and Employee Benefits Expense: Payroll and employee benefit expenses declined approximately $46,000 or 9.6% for the nine months ended March 31, 2004 compared to the corresponding period of the prior fiscal year. For the three months ended March 31, 2004, payroll and employee benefits declined by $14,000. The decrease can be attributed to salary reductions offset in part by increases in health insurance.

Professional Fees: This category increased approximately $61,000 from $121,669 in the nine months ended March 31, 2003 to $182,724 for the nine months ended March 31, 2004. For the three months ended March 31, 2004 this category amounted to $37,829 compared to $10,615 in the corresponding period in 2003. The nine-month increase was attributable primarily to higher legal and auditing fees offset in part by lower staff recruitment fees and the forgiveness of a $27,470 consulting debt that had been owed to a stockholder of the Company. The three-month increase was due to higher auditing firm fees offset in part by the aforementioned forgiveness of a $27,470 consulting debt that had been owed to a stockholder of the Company.

Insurance Expense: This category decreased from $95,230 in the nine months ended March 31, 2003 to $58,393 in the nine months ended March 31, 2004. For the three months ended March 31 the category decreased from $62,134 to $21,056. The decrease in the three month period was due to recording a nine month insurance accrual in the quarter ended March 31, 2003. The overall decrease for the nine month period was due to an overall premium reduction.

Other General and Administrative Expenses: This category increased approximately $8,000 during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. The increase was due to increased repairs and maintenance expenditures by the LLC offset by a number of cost reductions in a variety of other categories.

In the three months ended March 31, 2004 general and administrative expenses decreased by approximately $11,000 compared to the corresponding period in 2003 due to a concerted effort to reduce costs.

Recovery of Doubtful Accounts: This category increased approximately $55,000 during the nine months ended March 31, 2004 compared to the corresponding nine months in 2003. This increase was due to a credit in the first quarter 2002 to the provision for doubtful accounts of approximately $55,000. The credit was needed because the provision had been overstated in a prior accounting period.

Depreciation Expense: Depreciation increased $147,000 and $40,000 during the nine and three months ended March 31, 2004 compared to the same periods in 2003. The Company’s depreciable assets increased from approximately $4,589,000 as of March 31, 2003 to $7,300,000 as of March 31, 2004.

Loss on Disposition of Assets: During the nine months ended March 31, 2003, the Company recorded losses of $40,000 from the dispositions of certain leased equipment assets. No such losses occurred in 2004.

Interest Income: Interest income decreased $18,000 in the nine months period ended March 31, 2004 over the corresponding prior year period and decreased approximately $6,000 in the three months ended March 31, 2004 vs. the corresponding 2003 period. Both declines were the result of lower average balances available for investment.

Interest Expense: Interest expense for the nine months ended March 31, 2004 increased $123,000 compared to the nine months ended March 31, 2003. Interest expense for the three months ended March 31, 2004 increased approximately $87,000 compared to the three months ended March 31, 2003. Both increases were a result of increased average debt outstanding during the respective accounting periods.

Minority Member’s Interest in Earnings of Limited Liability Company. The earnings of the LLC declined from $509,000 in the nine months ended March 31, 2003 to $205,000 in the nine months ended March 31, 2004. While gross profit remained essentially equal, the decline was due to an increase in depreciation and amortization expenses of $158,000 and an increase in interest expense of $138,000. Since the profits of the LLC were lower, the allocation of those profits to the minority member were correspondingly less. The same was true in the three month period ended March 31, 2004 compared to the three months ended March 31, 2003. During those periods the LLC’s profits amounted to $5,000 and $221,000, respectively.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: consolidation, revenue recognition, long-lived assets, deposits, concentrations of customers and the underlying credit risk and deferred taxes. As stated in Note A, in the accompanying condensed consolidated financial statements the Company has consolidated the accounts of the LLC in those statements dated March 31, 2004. In the condensed consolidated financial statements dated March 31, 2003, the accounts of the LLC have not been consolidated. Other than this change in consolidation policy there have been no other material changes to the Company’s critical accounting policies that impact the Company’s financial condition or results of operations for the quarter ended March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Its purpose is to improve financial reporting for variable interest entities, off-balance sheet structures that often have highly complex arrangements. The implementation date is the fourth quarter of calendar 2003. The Company has not yet determined what effect, if any, the implementation of this interpretation will have on its financial statements.

EXHIBIT INDEX

Exhibit Number	Description
11	Statement re: Computation of per share earnings

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Written Statement of the Chief Executive Officer

32.2	Written Statement of the Chief Financial Officer

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.	Changes in Securities

During the period from January 1, 2004 through March 31, 2004, there were no changes in the Company’s outstanding securities.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6a.	Exhibits and Reports on Form 10-QSB

Part I Exhibits:

11.	Statement re: Computation of Per-Share Earnings.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 6b.	Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAS POWER PARTNERS, INC.

January 19, 2005	/s/ Mark A. Margason
Mark A. Margason
Chief Executive Officer

January 19, 2005	/s/ Jerome P. Frett
Jerome P. Frett
Controller